Form 10QSB
period 1999-09-30
CLEARWORKS NET INC
filed 1999-11-12
CIK 1087328

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to
Commission File Number 000-26547

CLEARWORKS.NET, INC. (Exact Name of Registrant as specified in its Charter)

Delaware	76-0576542

State or other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.
2450 Fondren, Suite 200, Houston, Texas 77063

(Address of Principal Executive Offices) (Zip Code)
(713) 334-2595

(Registrant's Telephone Number, including Area Code)

    Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

Yes  /x/    No  / /

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $.001 par value	16,958,159

Title of Class	Number of Shares outstanding at September 30, 1999

One exhibit included.

CLEARWORKS.NET, INC.
INDEX

PART 1  FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS

CLEARWORKS.NET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 1999 AND 1998

(UNAUDITED)

	1999	1998
ASSETS
Current assets:
Cash	$102,000	$90,000
Accounts receivable:
Trade, net	1,079,000	167,000
Other	11,000	4,000
Note receivable	58,000	0
Inventories	34,000	0
Prepaid expenses	4,000	0

	1,288,000	261,000

Property and equipment:
Operating facilities	2,176,000	194,000
Furniture, fixtures and equipment	124,000	6,000

	2,300,000	200,000
Accumulated depreciation	(54,000)	(7,000)

	2,246,000	193,000

Other assets:
Goodwill	699,000	497,000
Accumulated amortization	(169,000)	(41,000)
Deposits	27,000	3,000

	557,000	459,000

	$4,091,000	$913,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$924,000	$2,000
Accrued expenses	153,000	50,000
Current maturities of long-term debt	814,000	374,000
Note payable, shareholder	0	52,000

	1,891,000	478,000

Long-term debt, net of current maturities	40,000	0

Shareholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 16,958,159 and 8,030,210 shares issued and outstanding at September 30, 1999 and 1998, respectively	17,000	8,000
Paid-in capital	3,179,000	515,000
Retained deficit	(1,036,000)	(88,000)

	2,160,000	435,000

	$4,091,000	$913,000

See accompanying notes to these unaudited consolidated financial statements.

CLEARWORKS.NET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(UNAUDITED)

	1999		1998
	Three Months	Nine Months	Three Months	Nine Months
Revenues	$1,027,000	$2,052,000	$231,000	$546,000
Cost of goods sold:
Materials and supplies	365,000	635,000	3,000	38,000
Direct labor and related costs	357,000	650,000	174,000	389,000
Other operating costs	33,000	88,000	2,000	7,000
Depreciation	20,000	41,000	7,000	7,000

	775,000	1,414,000	186,000	441,000

Gross profit	252,000	638,000	45,000	105,000

Selling, general and administrative:
Salaries and related expenses	212,000	375,000	3,000	9,000
Advertising and promotion	13,000	28,000	2,000	8,000
Incentive compensation	0	134,000	0	0
Other support costs	450,000	746,000	70,000	108,000
Amortization	33,000	98,000	25,000	41,000

	708,000	1,381,000	100,000	166,000

Loss from operations before other income/expense	(456,000)	(743,000)	(55,000)	(61,000)
Other income/expense:
Interest income	55,000	55,000	0	0
Interest expense	(11,000)	(24,000)	0	0

Loss before income taxes	(412,000)	(712,000)	(55,000)	(61,000)
Income taxes	(45,000)	(45,000)	0	0

Net loss	$(457,000)	$(757,000)	$(55,000)	$(61,000)

Earnings (loss) per share:
Basic (Note 2)	$(.03)	$(.05)	$(.01)	$(.01)
Diluted (Note 2)	$(.03)	$(.04)	$(.01)	$(.01)

See accompanying notes to these unaudited consolidated financial statements.

CLEARWORKS.NET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(UNAUDITED)

	1999		1998
	Three Months	Nine Months	Three Months	Nine Months
Cash flows from operating activities:
Net loss	$(457,000)	$(757,000)	$(55,000)	$(61,000)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	53,000	139,000	32,000	48,000
Stock issued for compensation and services	0	104,000	0	0
Increase in accounts receivable	(264,000)	(865,000)	(116,000)	(93,000)
(Increase) decrease in notes receivable	142,000	(58,000)	0	0
Decrease in deferred advertising	0	5,000	0	0
Increase in inventories	0	(22,000)	0	0
Increase in deposits	0	(25,000)	(1,000)	(2,000)
Increase (decrease) in accounts payable	337,000	914,000	1,000	(15,000)
Increase (decrease) in accrued expenses	91,000	(63,000)	36,000	36,000

Total adjustments	359,000	129,000	(48,000)	(26,000)

Net cash used by operating activities	(98,000)	(628,000)	(103,000)	(87,000)
Cash flows from investing activities:
Cash received during acquisitions	0	15,000	0	14,000
Acquisitions	0	(50,000)	0	(40,000)
Capital expenditures	(656,000)	(1,871,000)	(97,000)	(177,000)
Purchase of property and equipment	(37,000)	(161,000)	0	(5,000)

Net cash used by investing activities	(693,000)	(2,067,000)	(97,000)	(208,000)
Cash flows from financing activities:
Borrowings (repayments) against notes payable	792,000	782,000	217,000	381,000
Proceeds from common stock sales, net	0	1,853,000	0	0

Net cash provided by financing activities	792,000	2,635,000	217,000	381,000
Net increase (decrease) in cash	1,000	(60,000)	17,000	86,000
Cash at the beginning of the period	101,000	162,000	73,000	4,000

Cash at the end of the period	$102,000	$102,000	$90,000	$90,000

Supplemental disclosures of cash flow Information:
Interest paid	$9,000	$14,000	$0	$0
Taxes paid	$45,000	$45,000	$0	$0
Supplemental disclosures of non-cash investing activities:
Fair value of assets acquired	$0	$95,000	$0	$462,000
Fair value of capital stock issued	$0	$60,000	$0	$454,000
Liabilities assumed	$0	$35,000	$0	$17,000

See accompanying notes to these unaudited consolidated financial statements.

CLEARWORKS.NET, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

SEPTEMBER 30, 1999 AND 1998

(UNAUDITED)

	Shares of Common Stock	Common Stock	Preferred Stock	Paid-in Capital	Retained Earnings (Deficit)	Total Shareholders' Equity
December 31, 1997	6,250,000	$6,000	$0	$(5,000)	$8,000	$9,000

Conversion from LLC to C-Corp				35,000	(35,000)	0
Stock issued for merger with Southeast Tire Recycling, Inc.	1,543,960	2,000		(2,000)		0
Stock issued for acquisitions:
InfraResources, L.L.C.	80,000			165,000		165,000
Team Renaissance, Inc.	156,250			322,000		322,000
Net loss as of Sept. 30, 1998					(61,000)	(61,000)

Total shareholders' equity as of Sept. 30, 1998	8,030,210	$8,000	$0	$515,000	$(88,000)	$435,000

December 31, 1998	11,460,249	$11,000	$0	$1,153,000	$(279,000)	$885,000

Stock issued for acquisition of Archer-Mickelson Tech., L.L.C.	75,000			75,000		75,000
Stock issued for cash	4,132,500	4,000		1,849,000		1,853,000
Stock issued for incentive compensation	375,000	1,000		93,000		94,000
Stock issued for syndication costs at $.25 per share	945,410	1,000		(1,000)		0
Stock issued for services	30,000			(10,000)		(10,000)
Stock cancelled	(60,000)
Net loss as of Sept. 30, 1999					(757,000)	(757,000)

Total shareholders' equity as of Sept. 30, 1999	16,958,159	$17,000	$0	$3,179,000	$(1,036,000)	$2,160,000

See accompanying notes to these unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1999

(UNAUDITED)

Note 1.  Significant Accounting Policies

    The unaudited financial statements included herein for the Company for the three month and nine month periods ended September 30, 1999 and 1998 have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes thereto for the annual periods ended December 31, 1998 and 1997.

    The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.

a)
Property and Equipment

  Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method for financial reporting and accelerated methods for income tax purposes. The recovery classifications for these assets are listed as follows:

Years
Machinery and equipment	7
Furniture and fixtures	7
Operating facilities	15

  Expenditures for maintenance and repairs are charged against income as incurred and major improvements are capitalized.

b)
Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and is being amortized using the straight-line method over five years.

Note 2.  Net Earnings Per Common Share

    Net earnings per common share is shown as both primary and fully diluted. Primary earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding. Fully diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive common stock equivalents.

    The following table sets for the computation of basic and diluted earnings per share:

	Nine Months Ended September 30, 1999		Nine Months Ended September 30, 1998
	Basic	Diluted	Basic	Diluted
Numerator:
Net loss	$(757,000)	$(757,000)	$(61,000)	$(61,000)
Denominator:
Weighted average shares	15,301,957	17,431,290	7,410,557	8,743,890
Earnings per share	$(.05)	$(.04)	$(.01)	$(.01)

	Three Months Ended September 30, 1999		Three Months Ended September 30, 1998
	Basic	Diluted	Basic	Diluted
Numerator:
Net loss	$(457,000)	$(457,000)	$(55,000)	$(55,000)
Denominator:
Weighted average shares	15,301,957	17,431,290	7,410,557	8,743,890
Earnings per share	$(.03)	$(.03)	$(.01)	$(.01)

    For the periods ended September 30, 1999 and 1998, no anti-dilutive securities existed.

Note 3.  Issuance of Common Stock

    During the nine month period ended September 30, 1999, the Company issued 5,497,910 shares of common stock. The following table summarizes the shares of common stock issued:

Shares outstanding December 31, 1998	11,460,249

Shares issued for cash	4,132,500
Shares issued for acquisitions	75,000
Shares issued for services	975,410
Shares issued for incentive compensation	375,000
Shares cancelled	(60,000)

Shares outstanding September 30, 1999	16,958,159

    The Company issued 4,132,500 shares of its common in two separate issuances. The first issuance was in accordance with the transactional exemption from registration afforded by Rule 504 of Regulation D, as promulgated under Section 3(b) of the Act. The second issuance was 1,000,000 shares of restricted common stock to two entities, neither of which is a director or executive officer of the Company, for cash consideration of $500,000 each or an aggregate of $1,000,000.

    The Company issued 75,000 shares of its restricted common stock for the acquisition of Archer Mickelson Technologies, LLC.

    The Company issued 975,410 shares of its common stock to certain persons or entities as compensation for services performed on behalf of the Company.

    The Company issued 375,000 shares of its restricted common stock to certain employees of the Company as incentive compensation for services under the Company's incentive compensation plan.

    There were 60,000 shares of common stock returned to the Company, which were cancelled.

Note 4.  Business Combinations

    On April 30, 1999, the Company acquired Archer Mickelson Technologies, LLC ("Archer") a systems integration firm located in Houston, Texas. In exchange for one hundred percent (100%) of the membership interests of Archer, the Company paid $50,000 in cash and issued 75,000 shares of its restricted common stock to the sole member. The total purchase price paid for this acquisition was $130,500. Additionally, goodwill in the approximate amount of $76,000 resulted from this transaction. The Company amortizes goodwill using the straight-line method over a five year period.

    The following pro forma (unaudited) information assumes the transaction related to Archer Mickelson Technologies, LLC had occurred on January 1, 1999.

1999 Pro Forma Information

	ClearWorks.net	Archer Mickelson	Pro forma Adjustment	9/30/99 Combined
Revenues	$2,052,000	$285,000		$2,337,000
Cost of sales	1,414,000	185,000		1,599,000

Gross profit	638,000	100,000		738,000
Operating expenses	1,395,000	74,000	5,000	1,474,000

Net income (loss)	$(757,000)	$26,000	$(5,000)	$(736,000)

Earnings per share:
Basic	$(0.05)			$(0.05)
Diluted	$(0.04)			$(0.04)

Note 5.  Notes Payable

    On August 4, 1999, the Company borrowed $801,512 and issued a convertible note payable. The note carries a twelve percent (12%) rate per annum and is payable on or before July 9, 2000. At maturity, the holder of the note has the right to convert the principal and unpaid interest of the note into restricted Company common stock

Note 6.  Subsequent Event

    On October 14, 1999, the Company issued a promissory note in the principal amount of $500,000. The note carries a twelve percent (12%) rate per annum and is payable on or before May 1, 2001.

    Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

  Plan of Operation—General

    The Company is a provider of voice, data and video services for both commercial and residential customers. The Company operates and provides its services in Houston, Texas and has a small office in Las Vegas, Nevada. In addition, the Company recently announced the opening of an office in San Antonio, Texas to continue to expand the market for its products. The Company's vision is to become an industry leader in integrated voice, data and video solutions. The Company is pursuing this vision by integrating technology and technology based companies into its organization focused on the delivery of a suite of digital services to its clients. The Company is taking advantage of the convergence of telephone, cable TV, satellite TV, telecommunications and internet technology to accomplish its objectives. Additionally, the Company intends to take advantage of the deregulation of the telecommunications industry based on the passage by the US Congress of the Telecommunications Act in 1996.

    The Company initially began developing its voice, data and video integration capabilities to address business needs. During its early operations, the Company recognized an opportunity to utilize its expertise to develop and deliver "Bundled Digital ServicesSM" to residential customers directly. The Company has developed a proprietary solution to deliver a digital services package directly to consumers. Through research and development (R&D), the Company possesses technology that can utilize a high speed internet connection for the delivery of all services. The Company currently provides a wide array of digital solutions to its commercial customers and it began deploying its technology to residential customers during the third quarter of 1999.

    Research & Development.  The Company has committed, and expects to continue to commit in the future, substantial resources for the development of its Bundled Digital ServicesSM. Research and development efforts are directed at improving the performance and expanding on the capability of Bundled Digital ServicesSM. The Company spent approximately $217,000 on R&D during the fiscal year 1998. The Company anticipates spending approximately $175,000 on R&D for fiscal year 1999.

    Principal Operating Companies.  The Company presently has three wholly owned subsidiaries which constitute its principal operating companies: ClearWorks Structured Wiring Services, Inc., a Texas corporation (formerly known as Millennium Integration Technologies, Inc.); ClearWorks Communications, Inc., a Texas corporation; and ClearWorks Integration Services, Inc. (formerly known as Archer Mickelson Technologies, L.L.C., a Texas limited liability company). ClearWorks Communications, Inc. has two wholly owned subsidiaries named Northpointe Telecom Services, L.L.C. and Stonegate Telecom, L.L.C. The Company anticipates the advantages of operating these companies together based on delivering like services to both sets of customers, much like the regional Bell operating companies (RBOCs) do today. Additionally, the Company can utilize its proprietary technology to deliver voice, data and video solutions to both sets of customers via the internet.

    ClearWorks Structured Wiring Services, Inc. focuses primarily on developing residential, commercial and education accounts for deployment of structured wiring solutions. These customers consist of schools and or school districts, companies and individual homeowners that seek outside expertise to deploy fiber optics and copper-based structured wiring solutions. ClearWorks Structured Wiring Services, Inc. generates revenue through time and materials billings, consulting contracts, service and support contracts as well as hardware and software sales. The Company does not intend for ClearWorks Structured Wiring Services to focus on product sales, but rather on acting as a provider of structured wiring solutions.

    ClearWorks Communications, Inc. focuses primarily on the delivery of integrated voice, data and video services to the residential marketplace. The Company has proprietary technology to enable it to proceed into the voice, data and video market for bundled consumption. The Company foresees deploying dialtone, multi-channel digital video services, dedicated internet connectivity, on-demand video rental, voicemail and a community intranet as a Bundled Digital ServiceSM over one wire into the home. The market for these customers is just beginning to develop and is benefited by a strategic business alliance with other companies in the technology market. ClearWorks Communications is providing solutions to consumers by implementing technology both within the community and within the home. Within the residential community, ClearWorks Communications is installing fiber optic backbones to deliver voice, data and video solutions directly to consumers.

    ClearWorks Integration Services, Inc. provides information technology staffing, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks. Additional services include desktop rollouts, multi-platform supports and Local Area Networks ("LAN"), and Wide Area Networks ("WAN") analysis and server deployment.

    The Company has developed a Remote Response Center ("RRC"). The RRC consists of three primary components: the Network Support Center; the Remote Network Management Center; and the Internet Support Center. The Network Support Center is fully operational and provides existing clients with advanced technical support and comprehensive network operational support. The Remote Network Management Center enables the Company's Systems Engineers to monitor and administer clients' LAN and WAN systems remotely from the Company's headquarters by means of an established communication link. The Internet Support Center offers a broad range of services including Internet access, security and publishing services. The Company intends to leverage the services provided by its RRC to enhance the Company's long-term client relationships and to expand the scope of services offered to existing and potential clients.

    The Company offers software and hardware products to enhance its ability to provide complex technology solutions for enterprise wide networks. The Company is an authorized nonexclusive reseller of networking products, which enables it to deliver integration services. Generally, these products are technically sophisticated and require a high level of integration services for successful deployment. The Company has nonexclusive reseller relationships with many industry-leading vendors of information technology products, including Compaq, Computer Associates, Network Associates, IBM, Hewlett Packard, Alctel Cabling Systems and 3Comm. The Company is a value added reseller ("VAR"). That is, it purchases hardware and software directly from the manufacturer and resells these products at a higher price (retail) directly to the Company's customers. The Company's relationships with these leading aggregators of computer hardware and software enable the Company to provide its clients with competitive product pricing, ready product availability and services such as electronic product ordering, product configuration and testing, and product warehousing and delivery. The Company also purchases technology from Cisco Systems, Netscape and General Instruments. Moreover, these relationships enable the Company not to carry inventory normally associated with the delivery of products.

    The Company is also a nonexclusive VAR of fiber and copper for companies such as Seicor Corporation, Lucent Technologies, Panduit, Leviton Telecom, AMP Incorporated, Ortronics, Siemen Corporation and Belldon Wire & Cable. There are no binding long-term commitments with respect to any of the business relationships referred to in this or the preceding paragraph of this section. Each of these relationships can be terminated by either party at any time.

  Forward-Looking Information

    In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-QSB and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions and expectations for funding capital expenditures and operations in the future. When used herein, the words "believe", "anticipate", "hope", "estimate", "project", "intend", "expect" and similar expressions are intended to identify such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no statements contained in this Form 10-QSB should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

    Important factors that could cause actual results to differ materially from the expectations reflected in a forward-looking statement herein include, among other things, (1) the volatile nature of the securities business, (2) the uncertainties surrounding the rapidly evolving markets in which the Company competes, (3) the uncertainties surrounding technological change and the Company's dependence on computer systems, (4) the Company's dependence on its intellectual property rights, (5) the potential of increased government regulation of the industry and subsequent changes in the current laws, rules and regulations, (6) the changing demands by customers and (7) arrangements with present and future customers and third parties.

    Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the hereof. Changes may occur after that date and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

  Competition

    The Bundled Digital ServicesSM business faces strong competition with cable, telephone and internet companies. The market for customers and related products and services is intensely competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in the cable television, telecommunications and internet market and the Company believes that its ability to compete depends upon many factors within and beyond its control, including the timing and market acceptance of new solutions and enhancements to existing solutions developed by the Company and its competitors, customer service and support, sales and marketing efforts, and the ease of use, performance, price and reliability of the Company's solutions.

    The Company also competes with many internet, telecommunications and cable television companies that have longer operating histories, longer customer relationships, and substantially greater financial, management, technical development, sales, marketing and other resources. Many nationally known companies and regional local companies across the country are involved in Internet and Intranet applications, the development and support of web sites and Internet applications, cable television, and local telephone; and the number of these companies is increasing. The companies that offer competitive products or services, include, among others, the following: web site service boutique firms; communications, telephone and telecommunication companies; computer hardware and software companies; specialized integrated communications firms; internal information technologies departments of prospective and current customers; and cable television companies. The Company represents less than 1% of the cable, telecommunications and internet market.

    The Company believes that its principal methods of competition in attracting customers include referrals, sales and marketing efforts, establishing strategic relationships within the residential and commercial real estate markets, customer service and the overall cost-effectiveness of the services the Company offers. The Company believes that the number of customers requiring that their telephone, video and internet be provided by a single company will increase substantially in the future. In turn, the Company will likely face increased competition, resulting in increased pricing pressures on the Company's rates which could in turn have a material, adverse effect on the Company's business, results of operations and financial condition.

  Employees

    The Company had a total of 66 employees at November 1, 1999 in addition to independent contractors. The Company currently outsources its human resources functions for employment administration and benefits management services. None of the Company's employees is represented by a labor union with respect to his or her employment by the Company. The Company has experienced no organized work stoppages and believes its relationship with its employees is good. The Company believes that its future success will also depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel in the industry in the United States is intense. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business or results of operations.

  Discussion of Results of Operations and Financial Condition

    The following discussion of the results of operations and financial condition of ClearWorks.net, Inc. for the nine months ended September 30, 1999 and 1998 should be read in conjunction with the Company's Financial Statements and related notes thereto and schedules included elsewhere herein.

  Results of Operations

    The following table sets forth certain operating information regarding the Company:

	Nine months ended September 30, 1999	Nine months ended September 30, 1998
Revenues	$2,052,000	$546,000
Cost of goods sold	$1,414,000	$441,000
Net loss	$(757,000)	$(61,000)
Net loss per share	$(.05)	$(.01)

    Revenues.  Total revenue increased from $546,000 in 1998 to $2,052,000 (an increase of 276%) for the nine month period ended September 30, 1999. The Company acquired three companies during 1998 and one company during 1999. As a direct result of these acquisitions, the Company has been able to increase significantly its revenue in the primary areas in which it operates.

    Revenues from structured wiring solutions for residential, commercial and education clients was $923,000, an increase of $753,000 over the same period last year. ClearWorks Structured Wiring, Inc. deployed its structured wiring solutions in 265 homes in the Canyon Gate at Northpointe, Stonegate and Cinco Ranch sub-divisions in the Houston area during the nine months ended September 30, 1999. A total of eight home-builders used the Company's structured wiring solutions during this period. The Company also deployed its structured wiring solutions for three Houston area independent school districts and numerous commercial customers.

    Revenues from integration services increased from $376,000 during 1998 to $1,122,000 (an increase of 198%) for the 1999 period. Integration revenues are derived from three principle product lines; information technology staffing and network engineering, vendor evaluation of network hardware and implementation of network hardware and support of private and enterprise networks. The Company has been able to increase its revenues in the integration area primarily due to the acquisition of Archer Mickelson, LLC in May 1999.

    Revenues from delivery of the Company's Bundled Digital ServicesSM were $7,000 for the nine months ended September 30, 1999. The Company began billing for its services to 93 homes in the Canyon Gate at Northpointe sub-division in September 1999. The Company currently delivers video and data services to these homes and has signed an interconnection agreement with Southwestern Bell Telephone Company to begin delivering voice during the fourth quarter of 1999. Subscriber revenues will increase as additional homes are completed within the sub-division and a full complement of integrated voice, video and data are delivered to the homes.

    Cost of sales.  Cost of sales increased to $1,414,000 for the nine months ended September 30, 1999, from $441,000 in the same period of 1998 (an increase of 221%). Increases in materials and supplies purchased and salaries and related costs are the primary components of the increase. These increases are directly related to the increase in business activity the Company has seen for the period. Other operating costs are comprised primarily of vehicle expenses, travel expenses and other miscellaneous expenses associated with field work.

    Gross profit.  Gross profit for the nine months ended September 30, 1999 increased to $638,000 (an increase of 508%) over the same period last year. Gross profit margin increased to 31.1% for the 1999 period compared to 19.2% for the 1998 period. The favorable increases are attributable to increased revenues and higher profit margins on goods and services delivered to customers.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $1,215,000 (an increase of 732%) to $1,381,000 for the nine months ended September 30, 1999, from $166,000 in the 1998 period. The Company has added both administrative and sales personnel during the 1999 period in order to implement its business plan of increasing sales to all of its markets and business segments, providing customer support and corporate administration. As part of the Company's compensation plan, the Company awarded shares of its common stock and cash to certain employees during the 1999 period. The value associated with the issuance of the stock was $93,000 and has been reflected in the statements of operations as incentive compensation.

    Other support costs increased from $108,000 for the 1998 period to $746,000 for the 1999 period. One major component of this category is the cost of accountants and attorneys in connection with the Company's recent filing of its Form 10-SB, which made the Company a fully reporting company. These costs amounted to $211,000 for the 1999 period, a portion of which applied to general corporate matters. Other components of this category are increased rent expense for the Company's executive offices, the cost of investor relations and other public company associated expenses and the cost of telephone, travel and entertainment and other administrative support expenses.

    The Company amortizes the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and records as goodwill. The Company amortizes this cost over a five year period. Amortization of goodwill was $98,000 and $41,000 for the 1999 and 1998 periods, respectively.

    Other income/expense.  Other income and expense is comprised of interest income and expense. The Company earned $55,000 in interest during the period ended September 30, 1999. Interest expense increased to $24,000 during the 1999 period and is composed of interest paid on field vehicle loans and accrued interest on a promissory note due in 2000.

    Income taxes.  Income taxes for the period ended September 30, 1999, were $45,000. The Company assumed a federal tax liability in its acquisition of Archer Mickelson, LLC which was paid during the period and recorded as tax expense. Archer Mickelson, LLC (now known as ClearWorks Integration Services, Inc.) is now a wholly owned subsidiary of the Company and will be included in the consolidated Federal tax return to be filed in the year 2000.

    The following summary table presents comparative cash flows of the Company for the nine months ended September 30, 1999 and 1998.

	Nine months ended September 30, 1999	Nine months ended September 30, 1998
Net cash used in operating activities	$(628,000)	$(87,000)
Net cash used in investing activities	$(2,067,000)	$(208,000)
Net cash provided by financing activities	$2,635,000	$381,000

    Cash used in operating activities for the nine months ended September 30, 1999 was $628,000, an increase of $541,00 over the same period in 1998. The primary components of the increase were a net loss of $757,000, an increase in accounts receivable of $865,000, an increase in notes receivable of $58,000, and a decrease in accrued expenses of $63,000. This was partially offset by an increase in accounts payable of $914,000. Cash used by investing activities was $2,067,000, an increase of $1,859,000 over the same period in 1998. The primary component of the increase was the construction of the head-end facility at the Canyon Gate at Northpointe sub-division. Cash provided by financing activities for the nine month period ended September 30, 1999, was $2,635,000 which was provided by the sale of Company common stock and borrowings.

  Capital Expenditures

    The Company has incurred capital expenditures for construction of operating facilities, transportation and other equipment, office furniture and computer equipment used in its operations and leasehold improvements for its executive offices. Capital expenditures during the year ended December 31, 1998, totaled $210,000 and for the nine months ended September 30, 1999, totaled $2,032,000. The Company has now completed its head-end facility at Canyon Gate at Northpointe and has recently begun installing conduit in the ground at the Stonegate sub-division to begin deployment of its Bundled Digital ServicesSM to the residents of Stonegate. The Company is currently in negotiation or discussion with certain financial institutions to provide the capital necessary to construct the communication facilities to which the Company now has under contract.

  Capital Resources

    The Company's capital resources have been provided primarily by capital contributions from its stockholders and through an offering of its Common Stock under Rule 504 of Regulation D under the Securities Act of 1933 which realized $1,000,000 and also a private placement of its restricted common stock to a total of two entities which also realized $1,000,000. Additionally, the Company entered into a promissory note on August 4, 1999 due July 9, 2000, in the principal amount of $801,512 at an annual interest rate of twelve percent (12%). If the note and all accrued interest is not paid when due, the delinquent amount automatically converts into shares of the Company's common stock at the rate of one share for each $1.375 of principal and/or interest. The Company may prepay principal and interest only after giving the holder 30 days prior notice to effect conversion. At maturity, the holder of the note has the right to convert the principal and unpaid interest of the note into restricted Company Common Stock. On October 14, 1999, the Company issued a promissory note to NTL Securities in the principal amount of $500,000. The note carries a twelve percent (12%) rate per annum and is payable on or before May 1, 2001.

  Liquidity

    The ability of the Company to satisfy its obligations depends in part upon its ability to reach a profitable level of operations and securing short and long-term financing for development of its commercial and residential products. The Company is currently in negotiations with other financial institutions to provide additional funding through a combination of debt and equity to fund its business plan. There is no assurance that short and long-term financing can be obtained to fulfill the Company's capital needs. Without the short or long-term financing, the Company will attempt to sell additional common stock to meet its current and future capital needs. If the Company is not able to obtain either short or long-term funding or funding through the sale of its common stock, the Company would have to change its business plan and fund its operations with internally generated funds from its integration, structured wiring and communications business units.

  Year 2000 Readiness Disclosure

    Many computer systems and applications currently use two-digit date fields to designate a year. Thus, as the turn-of-the-century approaches, date sensitive systems may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the year 2000 may cause computer systems to process critical financial and operational information incorrectly. This situation is referred to as the Year 2000 Issue.

    The Company has assessed and continues to assess the impact of the Year 2000 Issue on its computer systems, software and other equipment (collectively, the "Systems") and has initiated a program to eliminate or mitigate potential effects of the Year 2000 Issue on its operations. The Company is utilizing both internal and external resources in implementing its Year 2000 program, which consists of the following phases:

  •
  Assessment Phase.  Structured evaluation, including a detailed inventory, outlining the impact that the Year 2000 Issue may have on current operations.

  •
  Detailed Planning Phase.  Establishment of priorities, development of specific action steps and allocation of resources to address the issues identified in the Assessment Phase.

  •
  Conversion Phase.  Implementation of the necessary system modifications as outlined in the Detailed Planning Phase.

  •
  Testing Phase.  Verification that the modifications implemented in the Conversion Phase will be successful in resolving the Year 2000 Issue so that all inventory items will function properly, both individually and on an integrated basis.

  •
  Implementation Phase.  Final rollout of fully tested components into an operational unit.

    As of November 10, 1999 the Company is in the Testing Phase so that the Company has completed approximately 90 percent of its Year 2000 remediation program. The Company anticipates that the Implementation Phase will be completed before the end of-November 1999.

    Based on the Company's evaluations to date, the Company believes that its Systems are Year 2000 compliant. Based on communications with its suppliers, vendors and customers, the Company believes, but has not received written confirmation, that its suppliers, vendors and customers are Year 2000 compliant. However, there is no assurance that the Company's evaluations of Year 2000 compliance matters are correct.

    A significant source of continuing revenue for the Company comes from sales by the Company of cable television signals and access to telephone and Internet services (collectively, the "Communications Products"). The Company obtains the Communications Products from third-party vendors. In the event that any Communications Products provider is not Year 2000 compliant, the Company may be materially adversely impacted because it would not be able to re-sell the affected Communications Product to customers of the Company. As a contingency in the event of such failure, the Company will attempt to obtain any affected Communications Products from other third-party vendors. However, noncompliance by a Communications Products provider would also affect the Company's competitors and the Company would then be in competition for the acquisition of replacement Communications Products. There is no assurance that the Company would be able to obtain adequate replacement Communications Products in a timely manner or at a non-material cost.

    The Company also has considered other potential effects on its operations of non-compliant Systems, suppliers, vendors and customers. Except as described above regarding Communications Products, the Company believes that the non-compliance of any one supplier, vendor or customer would not have a material adverse impact on its operations, although such an impact may occur if several or all of its suppliers, vendors or customers are non-compliant. As a contingency, the Company has maintained paper records of information contained in its Systems regarding its suppliers, vendors and customers, and the Company intends to update these paper records after the close of business on Friday, December 31, 1999, which is the last business day prior to the turn-of-the-century. The Company believes that these records regularly contain information sufficient to allow the Company to continue its operations in the ordinary course of business without incurring material costs or delays in excess of those currently incurred in furtherance of its operations.

    As of November 10, 1999, the Company has incurred approximately $7,500 in costs related to its Year 2000 program. The Company believes that these costs are not material and, based on the Company's previous actions in connection with achieving Year 2000 compliance and with continued testing of its Systems, no material additional costs are expected to be incurred in connection with ongoing monitoring of the Year 2000 Issue. However, there can be no guarantee that the estimate of future costs will be achieved and actual results could differ materially from the estimate due to as yet unforeseen changes in circumstances.

    If the Company's analyses and attempts to mitigate potential effects of the impact of the Year 2000 Issue on its operations are erroneous or if the Testing Phase and Implementation Phase are not successfully completed in a timely manner, the Year 2000 Issue could significantly disrupt its ability to transact business with its customers and suppliers and could have a material impact on its operations. There can be no assurance that the systems of other companies with which the Company's Systems interact are compliant, or that any such non-compliance would not ultimately have an adverse effect on the Company's business or operations.

    Since all of the Company's computer software has been created or purchased from major vendors within the last two years, the year 2000 is not expected to effect the Company's internal computer systems.

    The most likely worst case scenario is the failure of one or more outside communication or third party data providers to be Y2K compliant. Such failure could require the Company to incur unanticipated expenses to replace such outside communication or third party data, if needed, to maintain the Company's products and services at expected levels, which action could have a material adverse effect on the Company's business, results of operations and financial condition.

PART II.  OTHER INFORMATION

    Item 1.  LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations.

    The Company was a defendant and counter-plaintiff in Michael Callihan and Linda Callihan vs. ClearWorks Technologies, Inc.; 80th Judicial District Court of Harris County, Texas; Cause No. 98-39147. A Notice and Motion for Nonsuit Without Prejudice has been filed on November 9, 1999 [See below]. Suit was filed August 29, 1998 alleging causes of action based on fraud. The facts underlying the lawsuit are as follows: On or about May 21, 1998, the principal shareholder of Team Renaissance, Inc. entered into a merger agreement with the Company. Shortly thereafter, the principal shareholder, Michael Callihan, requested that the Company pay in full certain promissory notes in which Callihan was the payee. Such promissory notes were neither disclosed in the merger agreement nor attached to the merger agreement as exhibits. A dispute arose between the Company and Callihan regarding the validity of such promissory notes. Additionally, a dispute arose regarding certain credit card accounts held in the name of Callihan which Callihan claims are the obligation of the Company and the Company claims are the personal debt of the Callihans. Lastly, a dispute arose whether Callihan voluntarily quit his employment with the Company, as alleged by the Company, or whether Callihan was constructively discharged, as alleged by Callihan.

    This suit was an uninsured claim in the amount of approximately $250,000 and an Answer and Counterclaim was filed on behalf of the Company on September 4, 1998 denying the claim, and presenting the Company's causes of action against Michael and Linda Callihan which include but are not limited to fraud, negligent misrepresentation, indemnification, breach of contract, breach of fiduciary duty, and equitable entitlement to injunctive relief. Management vigorously contested these claims by Michael and Linda Callihan on the basis they were without merit, and the Company vigorously pursued its claims against the Callihans.

    Both parties in this lawsuit agreed to file a joint motion to dismiss without prejudice pursuant to a Notice and Motion for Nonsuit Without Prejudice, which was filed on November 9, 1999. The parties also agreed to take all reasonable steps necessary to mediate all disputes between them arising out of the subject matter of the lawsuit no later than the 45th date after the date the Motion for Nonsuit was filed. The Callihans and Company may refile the lawsuit again at any time after 45 days from the date the Motion for Nonsuit was filed.

    The Company is currently a defendant in the following interpleader action in which it takes no position with respect to ownership of stock currently held in the registry of the court:Cause No. 98-34190; Martin R. Nathan vs. ClearWorks.net, Inc., James W. Walters, James Stanford Lifsey, Janet W. Lifsey, J. Lifsey, Loyce Rodgers, Earl Stover, Debra Smith, Ronald L. Hawkins, Southeast Tire Trust, Tim Pennington; In the 269th Judicial District Court of Harris County, Texas. The lawsuit was filed on July 20, 1998, The facts underlying this lawsuit are as follows: At the time the Company merged with Southeast Tire Recycling, Inc., the management of Southeast Tire represented that Southeast Tire was a debt free organization. After the transaction, it was discovered that Southeast Tire was not debt free and had some outstanding debt. In order to pay the debt, the management of Southeast Tire and the shareholders of Southeast Tire agreed to deposit a certain number of shares that they received as compensation in the merger into an escrow account, which was specifically established to pay the Southeast Tire debt. A total of 86,366 shares of Company Common Stock were deposited into the escrow account. Thomas Abate was named as escrow agent. Thomas Abate resigned, without prior notice, and delivered all stock to the Company. The Company and the prior management of Southeast Tire failed to agree on an independent third party as a new escrow agent. As a result, the escrow shares were deposited into the registry of the court.

    A third party, Tim Pennington has filed a cross claim against the Company and James Walters (former CEO of Southeast Tire) for shares of the Company's Common Stock. Mr. Pennington claims that he had an employment agreement with Southeast Tire and was issued stock in Southeast Tire. The former management of Southeast Tire cancelled the stock certificate issued to Pennington due to lack of consideration as asserted by Mr. Walters. Mr. Pennington's claim is vigorously contested by the former management of Southeast Tire. The court has ordered arbitration in this matter and the parties are currently attempting to schedule same.

    Also, the Company is currently a defendant in Cause No. 1999-15281; Robert Horn vs. ClearWorks Technologies, Inc.; In the 333 Judicial District Court of Harris County, Texas. Suit was filed March 25, 1999 alleging causes of action based on breach of contract in the amount of approximately $200,000.00. The facts underlying this lawsuit are as follows: Robert Horn entered into an Employment Agreement with the Company effective April 1, 1998. The Employment Agreement contained a condition precedent which stated: "The completion and subsequent release of escrow money associated with the initial 504 offering of the Company's securities on or before May 1, 1998, is a condition precedent to the obligation of any party hereunder." The condition precedent was not met since the Company did not have a 504 offering prior to May 1, 1998. On July 1, 1999, Mr. Horn tendered his notice of resignation effective July 31, 1998. On March 25, 1999, Mr. Horn filed a lawsuit claiming that the Company had terminated Mr. Horn's employment without cause. An Answer was filed on April 16, 1999 wherein the Company denied the claim and asserted its affirmative defenses. Management is vigorously contesting these claims by Robert Horn on the basis they are without merit.

    Also, the Company is currently a plaintiff in Cause No. 1999-45751; ClearWorks.net,, Inc. vs. Rapid Release Research, L.L.C., Successor in Interest to MCG Unlimited, Inc., and the American Arbitration Association; In the 152nd Judicial District Court of Harris County, Texas. Suit was filed September 14, 1999 seeking a temporary restraining order, temporary injunction and permanent injunction against the defendants. Specifically, Company seeks to restrain defendants from arbitrating a dispute pursuant to the American Arbitration Association rules ("AAA"). The facts underlying this lawsuit are as follows: Company and MCG Unlimited, Inc., the predecessor to Rapid Release Research (wherein Martin Nathan is a principal), entered into a Consulting Agreement ("the Agreement") under the terms of which the parties agreed to arbitrate any disputes under the Agreement pursuant to the Texas Arbitration Act. In March of 1999, a dispute arose regarding whether the Company owed to Rapid Release Research additional compensation under the Agreement and whether Company agreed to select three arbitrators for arbitration. The Company vigorously asserts that it never agreed to use the AAA or to use three arbitrators in connection to any arbitration.

    Item 2.  CHANGES IN SECURITIES—None

    Item 3.  DEFAULTS UPON SENIOR SECURITIES—None

    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—None

    Item 5.  OTHER INFORMATION—None

    Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Ex. 27—Financial Data Schedule

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEARWORKS.NET, INC. (Registrant)
November 12, 1999	/s/ CARL A. CHASE Carl A. Chase
Chief Financial Officer, Treasurer and Principal Accounting Officer (duly authorized officer)

QuickLinks

PART 1 FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Item 2. CHANGES IN SECURITIES —None
Item 3. DEFAULTS UPON SENIOR SECURITIES —None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS —None
Item 5. OTHER INFORMATION —None
Item 6. EXHIBITS AND REPORTS ON FORM 8-K