Form 10KSB
period 1999-12-31
CLEARWORKS NET INC
filed 2000-04-10
CIK 1087328

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB—ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1999

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-26547

CLEARWORKS.NET, INC.
 (Exact Name of Registrant as specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	76-0576542 (I.R.S. Employer Identification No.)
2450 Fondren, Suite 200, Houston, Texas (Address of Principal Executive Offices)	77063 (Zip Code)

(713) 334-2595
(Registrant's Telephone Number, including Area Code)

    Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /

    The issuers revenues for the year ended December 31, 1999 were $3,032,000.

    The aggregate market value of the voting stock held by non-affiliates is $133,951,000.

Title of Class	Number of Shares outstanding at March 31, 2000
Common Stock, $.001 par value	21,919,717

One exhibit included.

CLEARWORKS.NET, INC.
INDEX

PART I

    THIS ANNUAL REPORT ON FORM 10-KSB (THE "ANNUAL REPORT") CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, (THE "EXCHANGE ACT"), INCLUDING STATEMENTS THAT INDICATE THE COMPANY "BELIEVES", "EXPECTS" AND "ANTICIPATES" OR SIMILAR EXPRESSIONS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED.

Item 1.  Business

Strategy

    ClearWorks.net, Inc. ("ClearWorks" or the "Company") is an integrated communications carrier providing broadband data, video and voice communication services to residential and commercial customers throughout the United States. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH") which it designs, constructs, owns and operates inside large residential master-planned communities and office complexes. The Company's strategy is to obtain multi-year contracts with major land developers and commercial builders to deliver ultra high-speed dedicated Internet access, multi-channel digital video, on-demand video rentals, local and long distance voice communications, security monitoring and other enhanced services via fiber-optic connections to the inside of its customers' residences and offices. The Company is taking advantage of the convergence of telephone, cable TV, satellite TV, Internet and telecommunications technologies to accomplish its objectives. The Company's efforts are designed to take advantage of the deregulation of the telecommunications industry based on the passage by the US Congress of the Telecommunications Act of 1996.

    ClearWorks initially began developing voice, video and data integration capabilities to address the needs of businesses. However, during early operations, it recognized an opportunity to utilize its expertise to develop and deliver Bundled Digital Services to residential customers directly. The Company then developed a proprietary solution to deliver its digital services package directly to consumers, and it developed technology that can utilize a high speed Internet connection for the delivery of all services.

    ClearWorks began construction of its initial head-end facility in Houston, Texas during March 1999 in the Canyon Gate at Northpointe sub-division and began delivering its Bundled Digital Services to residents of Northpointe in July 1999. The Company is currently providing Bundled Digital Services to homeowners and generating monthly bills for services. The percentage of homeowners at Northpointe utilizing the Company's services, which are eligible for these services is in excess of 90%. The Company has structured the pricing for its Bundled Digital Services to make it advantageous, both from a price and convenience basis, for the homeowner by providing the homeowner a full package of voice, video and data services on one bill.

    The Company plans to expand these services within Houston, Texas and additional areas within the United States which have been identified as fast growing areas for the construction of single family homes and multi-family dwelling units. Utilizing this strategy, the Company has established offices in Las Vegas, Nevada, the San Antonio/Austin, Texas area, Phoenix, Arizona and it intends to open a new office to be located in the Dallas/Ft. Worth, Texas area. The Company intends to contract with large land developers to deploy its fiber-optic infrastructure to new construction single family homes, multi-family dwelling units and commercial building developments. The Company currently has contracts with five land developers to provide its services to eight sub-divisions in three cities, and presently is in negotiations with additional land developers to expand its area of operations. The contracts with the land developers allow them to differentiate their communities from their competitors' by providing state-of-the-art technology. The

Company pays the land developers a percentage of the revenues from the respective community, thus providing a stream of cash flow that was not previously available to the land developers. The contracts with the land developers provide the Company a preferred telecommunications vendor status within the community, marketing support by the land developer and head-end facility space within the community to build its integrated central office in order to provide its services.

Research and Development

    The Company spent approximately $164,000 on research and development ("R&D") during 1999 and had no R&D expenditures during 1998. The Company expects to continue to commit substantial resources for R&D in order to improve and expand the performance and capability of its Bundled Digital Services.

Principal Operating Companies

    The Company has four wholly owned subsidiaries which constitute its principal operating companies: ClearWorks Communications, Inc., a Texas corporation; ClearWorks Home Systems, Inc., a Texas corporation, ClearWorks Structured Wiring Services, Inc., a Texas corporation (formerly known as Millennium Integration Technologies, Inc.) and ClearWorks Integration Services, Inc., a Texas corporation, (formerly known as Archer Mickelson Technologies, L.L.C., a Texas limited liability company). ClearWorks Integration has two wholly owned subsidiaries named United Computing Group, Inc. and United Consulting Group, Inc., both of which are Texas corporations. ClearWorks Communications has four wholly owned subsidiaries named Northpointe Telecom Services, L.L.C, Stonegate Telecom, L.L.C., Teravista Telecom Services, L.L.C. and Southwest Telecom Services, L.L.C. By operating these limited liability companies together, the Company believes it has an advantage since each company is delivering similar services to both residential and commercial customers, much like the regional Bell operating companies do today. Additionally, the Company can utilize its proprietary technology to deliver voice, video and data solutions to both sets of customers via the Internet.

    ClearWorks Communications, Inc. subsidiary focuses primarily on the delivery of integrated voice, video and data services to the residential and commercial marketplace. Its proprietary technology enables it to proceed into the voice, video and data market for bundled consumption. The Company deploys dial tone, multi-channel digital video services, dedicated Internet connectivity, on-demand video rental, voicemail, security monitoring and a community intranet as a Bundled Digital Service into the home or office. The market for these customers is just beginning to develop and is benefited by a strategic business alliance with other companies in the technology market. ClearWorks Communications is providing solutions to consumers by implementing technology, both within the community and within the home. Within the residential community, ClearWorks Communications is installing fiber optic backbones to deliver voice, video and data solutions directly to consumers.

    ClearWorks Home Systems, Inc. subsidiary focuses primarily on developing residential accounts for deployment of structured wiring solutions, security system installation and monitoring and sale of audio and visual equipment to new construction single family homes and multi-family dwelling units. ClearWorks Home Systems provides structured wiring solutions to sub-divisions whose developers have contracts with the Company to provide its Bundled Digital Services.

    ClearWorks Structured Wiring Services, Inc. subsidiary focuses primarily on developing commercial and educational accounts for deployment of structured wiring solutions. These customers consist of companies, school districts and universities that seek outside expertise to deploy fiber-optic and copper-based structured wiring solutions. ClearWorks Structured Wiring Services generates revenue through time and materials billings, consulting contracts, service and support contracts. The Company does not intend for ClearWorks Structured Wiring Services to focus on product sales, but rather on acting as a provider of structured wiring solutions.

    ClearWorks Integration Services, Inc. subsidiary provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, resale of network hardware, implementation of network hardware and support of private and enterprise networks. Additional services include desktop rollouts, multi-platform supports and Local Area Networks ("LAN"), as well as Wide Area Networks ("WAN") analysis and server deployment. Through its United Computing Group and United Consulting Group subsidiaries, ClearWorks Integration is engaged in the Internet consulting, design and implementation business. This business includes the sale, installation and integration of computer hardware equipment as well as information technology and staffing.

    The Company's products are designed to enhance its ability to provide complex technology solutions for enterprise-wide networks. The Company is an authorized nonexclusive reseller of networking products, which enables it to deliver integration services. Generally, its products are technically sophisticated and require a high level of integration services for successful deployment. The Company has nonexclusive reseller relationships with many industry-leading vendors of information technology products, including Compaq, Computer Associates, Network Associates, IBM, Hewlett Packard, Alcatel Cabling Systems and 3Comm. It also purchases technology from Cisco Systems, Netscape and General Instruments. It is a value-added reseller; that is, it purchases hardware and software directly from the manufacturer and resells these products at a higher price (retail) directly to its customers. Its relationships with these leading aggregators of computer hardware and software enable it to provide clients with competitive product pricing, ready product availability and services such as electronic product ordering, product configuration and testing and product warehousing and delivery. Moreover, these relationships enable it to reduce inventory costs by not carrying inventory normally associated with the delivery of these products.

    ClearWorks and its subsidiaries are nonexclusive value added resellers of fiber and copper for companies such as Seicor Corporation, Lucent Technologies, Panduit, Leviton Telecom, AMP Incorporated, Ortronics and Belldon Wire & Cable. There are no binding long-term commitments with respect to any of the business relationships referred to in this or the preceding paragraph of this section. Each of these relationships can be terminated by either party at any time.

    Revenues.  For the twelve months ended December 31, 1999, the Company derived 53% of its revenues from integration services, 46% of its revenues from network cabling and wiring and 1% of its revenues from delivery of its Bundled Digital Services. The Company anticipates revenues from delivery of its Bundled Digital Services will be a major portion of its total revenue in the future.

    Markets, Marketing and Advertising.  Although the Company's core market is the Houston, Texas area, potential markets include most suburban and urban areas in the United States and perhaps in other countries. Most of its marketing comes from direct efforts by employees. The remainder of its marketing is in the form of referrals from suppliers, together with a limited amount of advertising in trade magazines and newsletters.

    Principal Suppliers.  ClearWorks Structured Wiring Services, Inc. purchases all of its fiber, IBM Home Director boxes, switches, connectors, interducts, and routers from several vendors, principally from G.E. Supply, Anixter, Accu-Tech Supply, LiteComm Supply Company, TVC Communications, and Rexel/ Summers.

    ClearWorks Integration Services, Inc. purchases most of its software products from Tech Data or directly from the respective manufacturers of these products.

    ClearWorks Communications, Inc. purchases most of its supplies and equipment from TVN Entertainment Corp., B&H Commercial Services, TVC Incorporated and Siecor Corporation. ClearWorks Communications also purchases supplies and software from General Instruments, Cisco Systems, and Netscape, either directly from the respective manufacturers of these products or through distributors.

    The Company has not experienced shortages or other difficulties in obtaining components, supplies or other materials. The Company currently anticipates that components, supplies and other necessary materials will remain readily available.

    Website.  ClearWorks maintains an Internet website at http://www.clearworks.net where information about its services and investor relations can be found. The website provides customers with a mechanism to request additional information on services and allows customers to obtain contact information for particular services and support. However, the Company does not earn any revenues from the operation of the website, which is informational only.

Background

    On September 18, 1997 Millennium Integration Technologies, L.L.C. (the "LLC") was organized as a Texas limited liability company. At the time, the LLC concentrated mainly on software administration and networking integration. Shannon D. McLeroy, President of ClearWorks, was the founder of the LLC.

    Michael T. McClere, the current Chief Executive Officer, joined the management of the LLC in early 1998, and on April 9, 1998 the LLC reorganized itself into Millennium Integration Technologies, Inc., a Texas corporation ("Millennium Texas").

    On April 27, 1998, Southeast Tire Recycling, Inc. ("Southeast"), a publicly traded Florida corporation with no ongoing operations that previously had been engaged in the tire recycling business, purchased the stock of Millennium Texas. As a result, Millennium Texas became a wholly owned subsidiary of Southeast. The exchange of shares between Millennium Texas and Southeast was accounted for as a recapitalization of the Millennium Texas operations into the corporate shell of Southeast. At the time of this transaction, Southeast was an empty corporate shell.

    On May 12, 1998, Southeast merged with and into ClearWorks Technologies, Inc., the Company. At the time of the merger, ClearWorks was a Delaware corporation with no stockholders, and the stockholders of Southeast became ClearWorks stockholders. The exchange of shares with Southeast was accounted for as a second recapitalization of the Millennium Texas operations into ClearWorks' corporate shell.

    The Company then proceeded to expand its high tech business by acquiring InfraResources, L.L.C. through its wholly owned subsidiary, Millennium Texas, on May 26, 1998. The Company paid $40,000 cash and 80,000 shares of its common stock, which was valued at $2.06 per share for the purposes of this transaction, in exchange for all the outstanding interests of InfraResources. The funding for this acquisition was derived from ClearWorks revenues. InfraResources is a provider of high-end consulting services with respect to integrated solutions for client/server based computing.

    On May 29, 1998, ClearWorks acquired all the outstanding shares of Team Renaissance, Inc. in exchange for 156,250 shares of common stock, which was valued at $2.06 per share for the purposes of this transaction. Team Renaissance is a provider of network computing solutions that specializes in delivering systems integration services, design services, and structured wiring solutions.

    On November 19, 1998, ClearWorks purchased all the assets of Vidatel Communications, a sole proprietorship owned by Juan "John" Diaz, which is engaged in the business of laying fiber optic and copper based cable. ClearWorks issued Mr. Diaz 98,039 shares of common stock, which was valued at $1.53 per share for the purposes of this transaction, in exchange for the Vidatel assets. The Company did not incur liabilities in this transaction except for assuming a note payable bearing interest at 13.46%, due $513 monthly until September 2002, in the principal amount of $18,078.

    On May 14, 1999, ClearWorks acquired all the membership interests of Archer-Mickelson Technologies, L.L.C. ("Archer") and Archer became its wholly owned subsidiary. Archer provides the integration services described above in the description of the business of ClearWorks Integration Services, Inc. The Company paid $50,000 and 75,000 shares of common stock for the purchase of Archer, which was valued at

$1.00 per share for the purposes of this transaction. In addition, the Company agreed to pay obligations of Archer in the amount of $5,547. The funding for the cash portion of this acquisition was derived from the Company's revenues. On June 3, 1999, Archer reorganized itself into ClearWorks Integration Services, Inc., a Texas corporation.

    In April 1999, the Company began using the name ClearWorks.net, Inc. The primary reason for the use of the new name, which refers to the Internet, is that the Company utilizes Internet protocol technology in providing Bundled Digital Services to its customers. ClearWorks activities also relate to the Internet because its use of high-speed fiber optics cable is anticipated to aid in reducing Internet bottlenecks. By the time the Company started using the new name, ClearWorks had three wholly owned subsidiaries:

  (1)
  ClearWorks Integration Services, Inc. (formerly Archer-Mickelson Technologies),

  (2)
  ClearWorks Structured Wiring, Inc. (formerly Millennium Integration Technologies, Inc.), and

  (3)
  ClearWorks Communications, Inc. (which has two wholly owned subsidiaries called Northpointe Telecom Services, L.L.C. and Stonegate Telecom, L.L.C.).

    On December 30, 1999, the Company acquired all the outstanding stock of two Texas corporations, United Computing Group, Inc. and United Consulting Group, Inc. (collectively referred to as "UCG"). Both companies became wholly owned subsidiaries of ClearWorks Integration Services, Inc. UCG provides Internet consulting, design, and implementation, including the sale, installation and integration of computer hardware equipment, as well as information technology and staffing. This type of business is typically referred to in the technology industry as an accelerator company. ClearWorks paid 2,000,000 shares of common stock for the purchase of UCG, which was valued at $2.41 per share for the purposes of this transaction. In addition, ClearWorks provided UCG a $500,000 loan, the proceeds of which were used to repay loans to UCG made by former shareholders of UCG and distribution of UCG retained earnings. The funding for the cash portion of this acquisition was derived from funds raised in a private placement of the Company's common stock.

    On January 10, 2000, the Company formed ClearWorks Home Systems, Inc., a Texas Corporation. ClearWorks Home Systems provides structured wiring solutions, security wiring and security system installations and monitoring and audio and video solutions for residential customers. On March 17, 2000, ClearWorks Home Systems acquired all of the assets of Secure-All Security, a sole proprietorship owned by Ronnie Evans. Secure-All Security is in the business of selling and installing security systems and monitoring the systems it installs. The Company paid Ronnie Evans $225,000 and 34,000 shares of common stock for the assets of Secure-All Security. The common stock was valued at $9 per share for purposes of this transaction. The Company assumed liabilities of Secure-All Security totaling $131,000.

Business Developments

    ClearWorks has formed a strategic business alliance with Land Tejas Development, L.L.C. ("Land Tejas"), a major real estate developer in Houston, Texas. The Company currently has begun installing a state-of-the-art multi-channel video, telephone and Internet communications network, which is referred to as Bundled Digital Services, in each of the Land Tejas development projects in Houston, Texas. The first development project to receive this network was the Canyon Gate at Northpointe project. The project began delivering Bundled Digital Services in July 1999 and fiber optic cable will be installed in each of the Land Tejas communities. On March 26, 1999, ClearWorks entered into a service agreement with Land Tejas Development at Northpointe, L.L.C. and the Canyon Gate at Northpointe Home Owner's Association to begin installing Bundled Digital Services in the Northpointe subdivision. Moreover, on March 26, 1999, ClearWorks Communications, Inc. formed a wholly owned subsidiary company, Northpointe Telecom Services, L.L.C., and it is anticipated that this company will service the Northpointe area. It is further anticipated that the Bundled Digital Services will provide many benefits to the homeowners in these communities, and the Company believes its efforts will receive national attention based on the types of services delivered and the innovation associated with its delivery.

    At Northpointe homes are connected to receive the Company's cable and Internet transmission services, with basic local telephone exchange service newly available at the election of each homeowner. After a complimentary three-month period of full Bundled Digital Services, which cost is incurred by the land developer, the Company anticipates substantially all these homes will elect to subscribe to Bundled Digital Services at their own expense.

    The Bundled Digital Services installation at Canyon Gate communities is anticipated to be completed over a span of three years ranging through mid-year 2002.

Bundled Digital Services

    ClearWorks believes that there is substantial demand from customers for bundled telecommunications services provided on a single monthly bill and with a single point of contact for all sales and services. Through its Bundled Digital Services business, the Company can provide a broad array of telecommunications services aimed at addressing customers' needs, including basic local exchange services (i.e. local telephone services or dialtone), enhanced switch services (i.e. telephone options such as call waiting, caller identification, voicemail, etc.), Internet services, and video channel transmission services.

    The Company's Bundled Digital Services customers receive video, audio and data signals transmitted by nearby television and radio broadcast stations, terrestrial microwave relay services and communications satellites. The signals are then amplified and distributed by optical fiber to the premises of customers who pay a fee for the service. In many cases, video signals also originate and distribute local programming. The Company's multi-channel video systems generally will carry up to 1,000 digital channels.

High-Speed Internet Access

    The use of computers, online services and the Internet has increased significantly over the last few years. The Company believes in the revenue opportunities of Internet-related services and is taking advantage of these opportunities by developing and providing high-speed Internet access via its advanced network and point to point optical fiber. By using Bundled Digital Services network technology that delivers multi-channel video and telephone services, users can access the Internet at speeds up to 200 times faster than a digital subscriber line ("DSL").

Service and Programming Charges

    Subscribers to the Company's Bundled Digital Services generally will be charged monthly fees based on the level of service selected, either Basic Bundled Services, Enhanced Bundled Services or Maximum Bundled Services. Monthly prices for the various levels of services (excluding services offered on a per-channel or per-program basis) range generally from $65 to $140 for residential customers. Other services offered include equipment rentals, usually for an additional monthly fee. Systems offering pay-per-view movies generally charge between $4 and $6 per movie, and systems offering pay-per-view events generally charge between $6 and $50, depending on the event. A one-time installation fee generally is charged for connecting subscribers to the Bundled Digital Services, however, the installation fee has been waived for the residents at Canyon Gate at Northpointe.

Sales Force

    The Company's sales professionals are trained to provide commercial and residential customers with sales and customer service relating to all of its services. Once a customer contracts with ClearWorks for services, the Company assigns a single account relations representative who has the responsibility of proactively contacting the customer to confirm satisfaction with existing products and to promote new services and programs. The Company's sales staff works to gain a better understanding of the customer's operations in order to develop innovative, application-specific solutions to each customer's needs. Sales personnel locate potential business customers by several methods, including customer referral, market research, cold calling and other networking alliances.

Possible Future Acquisitions

    The Company has examined the size and highly fragmented composition of its industry and has identified the potential to carry out a market roll-up within the systems integration marketplace. Initially, the Company intends to expand its business through selective, strategic acquisitions of other companies with complementary businesses, which companies' revenues range from $1 million to $15 million. It is believed that companies in this range of revenues may be receptive to the Company's acquisition program because often they are too small to be identified by larger public companies as acquisition targets or to independently attempt their own public offering. In particular, ClearWorks intends to focus its acquisition strategy on candidates which have a proven record of delivering high-quality technical services and a customer base of large and mid-sized companies and which could benefit from the Company's anticipated access to sources of financing as well as its long-term growth strategy.

    Generally, acquisition candidates are introduced to the Company through mutual colleagues or referrals from suppliers and vendors and, occasionally, companies that are seeking to be acquired present themselves to the Company. The Company anticipates using its common stock as the primary source of funding future acquisitions. ClearWorks typically conducts its acquisitions by entering into stock-for-stock transactions or asset purchase agreements.

    ClearWorks continues to seek out acquisition candidates that are identified in the manner described above and is currently exploring acquisition possibilities, on a preliminary basis, with a number of possible candidates.

Competitive Local Exchange Carrier

    On August 26, 1999, the Public Utility Commission of Texas approved the Company's application for a service provider certificate of operating authority ("SPCOA") and the Company became a Competitive Local Exchange Carrier ("CLEC"). Furthermore, on February 15, 2000, the Company's application for SPCOA was approved by the Nevada Public Utility Commission. As a result, the Company qualifies as a CLEC in Nevada and may offer telecom services in Nevada.

    ClearWorks pursued its SPCOA applications because the Telecommunications Act of 1996 mandated that the monopoly in local exchange service be opened to competition. Thus, incumbent local exchange carriers ("ILEC's") must allow other companies to interconnect with existing phone networks and buy facilities from the owners of these networks. These steps are critical for competitors to solicit customers with the assurance that they will receive quality service. Becoming a CLEC gave the Company access to Southwestern Bell, GTE Southwest, Nevada Bell, Sprint and Sprint dial tone, thus saving potentially tens or hundreds of millions of dollars on infrastructure investments.

    There can be no assurance that appropriate regulatory approvals will continue to be obtained, or that approvals required with respect to the telephone and cable services for the Bundled Digital Services market will be obtained. The enactment by Federal, state and local governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for the Company's services in a material negative manner if these laws or regulations required significant capital outlays or restrictions on the Company's business, or if the Company were otherwise not in compliance with any newly enacted regulations.

Employees

    The Company had a total of 108 employees at March 15, 2000 in addition to independent contractors. The Company currently outsources human resources functions for employment administration and benefits management services. None of its employees is represented by a labor union with respect to his or her employment by the Company. The Company has not experienced any organized work stoppages and believes that its relationship with its employees is good.

Item 2.  Description of Properties

    The principal offices of ClearWorks are located in Houston, Texas, consisting of approximately 9,000 square feet of space. The Company leases this space under an agreement that expires in 2003 at a current annual base rental of approximately $129,000. The Company also leases warehouse space in Houston, Texas at a current annual rental rate of approximately $20,000. This agreement expires on September 30, 2000. There are also small offices located in Las Vegas, Nevada and Phoenix, Arizona, and with the recent acquisition of Secure-All Security, offices in San Antonio, McAllen and Laredo, Texas.

    United Computing Group, Inc. leases approximately 8,000 square feet of office and warehouse space in Houston, Texas. The current annual base rental is approximately $74,000 and the lease expires on August 31, 2001. United Computing Group also has office and warehouse space leased at an annual rental rate of approximately $17,000 which lease expires on February 28, 2001. United Computing Group has sub-leased this space through the end of the lease to a third party at an annual sub-lease rate of $12,000.

Item 3.  Legal Proceedings

    The Company is subject to legal proceedings and claims which arise in the ordinary course of business. The Company does not expect that the results in any of these legal proceedings will have a material adverse effect on its financial condition or results of operations.

    ClearWorks is currently plaintiff in ClearWorks.net, Inc. v. Michael C. Callihan and Linda Callihan; 157th Judicial District Court of Harris County, Texas; Cause No. 2000-10296. The suit was filed February 25, 2000 [after attempts to mediate were unsuccessful] alleging causes of action based on breach of contract, breach of warranty, fraud in stock transactions and common law fraud. The facts underlying the lawsuit are as follows: On or about May 21, 1998, the principal shareholder of Team Renaissance, Inc. entered into a merger agreement with ClearWorks. Shortly thereafter, the principal shareholder, Michael Callihan, requested that the Company pay in full promissory notes in which Mr. Callihan was the payee. However, those promissory notes were neither disclosed in the merger agreement nor attached to the merger agreement as exhibits. A dispute arose between ClearWorks and Mr. Callihan regarding the validity of the promissory notes. Additionally, a dispute arose regarding credit card accounts held in the name of Mr. Callihan which Mr. Callihan claims are the obligation of the Company and which the Company claims are the personal debt of Mr. and Mrs. Callihan. Also, prior to closing, ClearWorks learned that the Callihans had failed to make payments to its employees and contractors, and had also failed to pay its suppliers, in direct violation of the merger agreement between the parties. In this suit, ClearWorks seeks return of shares previously issued to Mr. Callihan in connection with the events underlying the suit.

    The Company intends to continue to vigorously prosecute its claims against the Callihans.

    ClearWorks is currently defendant in Cause No. 98-34190; Martin R. Nathan v. ClearWorks Technologies, Inc., et. al.; In the 216th Judicial District Court, Harris County, Texas, which case has been referred to arbitration in Case No. 70-168-00402-99; American Arbitration Association, ClearWorks Technologies, Inc.; Michael T. McClere, Rachel McClere 1998 Trust; McClere Family Trust; and Shannon McLeroy vs. Tim Pennington, Recoh Tricote, Inc., Internal Revenue Service and McManus & Company, P.C., James W. Walters, J. Stanford Lifsey and Janet W. Lifsey, Earl Stover and Debra Smith. This suit was instituted by Plaintiff's Original Petition filed in the above referenced cause of action by Martin R. Nathan, alleged escrow agent, against the Company and others. This suit was filed as an interpleader action and arises out of the reverse merger pursuant to that one certain Agreement for Purchase of Common Stock dated April 1, 1998, which created the public form of the Company as it now exists. Pursuant to the terms of certain escrow agreements or arrangements between the original shareholders of Millennium Integration Technologies, a predecessor to the Company, and Southeast Tire Recycling, Inc, the original owners of Southeast Tire escrowed shares of stock in the Company that they received in the transaction in order to satisfy any disclosed or undisclosed outstanding obligations of Southeast Tire as of the date of the merger. The claimants in the proceeding are the Company and the former shareholders of Millennium Integration Technologies. The principal respondents are those former shareholders of Southeast Tire (hereinafter "Walters Group") who are alleged to have indemnity obligations to the claimants and who have escrowed approximately 86,000 shares of the Company's common stock to secure any outstanding obligations claimed by any party and arising prior to the date of the merger. The remaining respondents, Recoh Tricote, Inc., Internal Revenue Service and McManus & Company, P.C. are known claimants.

    Pursuant to an order of the District Court, the proceedings in the District Court have been stayed pending arbitration. All the claims described above are now the subject of the above-referenced arbitration proceedings, except for those related to the claims of Tim Pennington. The claims by Tim Pennington have been severed and made the subject of a separate cause of action now pending before the District Court, which is described below. The Order Compelling Arbitration was entered in December 1999. At this time, there has been no action in the arbitration proceeding. Discovery must be taken and is expected to begin promptly. No scheduling order or preliminary hearing before the arbitrators has been held. In fact, arbitrators have not yet been selected. All parties have not yet made an appearance in the arbitration. It is anticipated that all appearances will be made within the next 60 days, and, that thereafter, procedures to select arbitrators and to begin the arbitration process will take place.

    The Company's intentions with regard to this case are to obtain a Declaratory Judgment identifying all outstanding claims that may exist against the Company arising from pre-merger activity, to liquidate such claims, and to obtain payment of those claims from the proceeds available from liquidation of shares held in the registry of the state court for the purpose of satisfying such claims. At this time, the Company has identified the following claimants: Recoh Tricote, Inc., Internal Revenue Service, McManus & Co., P.C. These claims are believed to be in a total sum of less than $150,000. Discovery is underway to obtain the identification of any other claims that might exist. Although the Walter's Group has not yet answered, it is expected that the Walter's Group will dispute any and all liability.

    The Company intends to vigorously contest claims in this case other than those identified above by Recoh Tricote, Inc., Internal Revenue Service and McManus & Co., P. C. and to prosecute the case with the goal that the Company should recover payment of all the known and discovered outstanding obligations, its attorneys fees, expenses and all costs from the proceeds of the sale of the shares on deposit in the registry of the Court.

    The Company is currently a defendant in Cause No. 98-34190; Tim Pennington v. ClearWorks Technologies, Inc. and James W. Walters; In the 269th Judicial District Court of Harris County, Texas. Reference is made to the foregoing paragraphs describing the Nathan lawsuit. While all other interpleader claims referenced in the foregoing paragraphs were referred to arbitration, the remaining claim by Tim Pennington was severed into an independent cause of action. Tim Pennington has recently filed a petition asserting claims against the Company. These claims allegedly first arose with Mr. Pennington's employment with Southeast Tire Recycling, Inc. Mr. Pennington claims that he had an employment agreement with Southeast Tire Recycling, Inc. providing him with options to purchase up to 175,000 shares of free trading stock, 100,000 shares of restricted stock, and an additional 50,000 shares for every six (6) months of Pennington's employment. Pennington claims that his employment agreement was breached by Southeast Tire prior to the merger. Pennington also claims that he was also the owner of 300,000 shares of common stock of Southeast Tire. Pennington's claims are addressed to ClearWorks, although the alleged misconduct was not the conduct of ClearWorks but that of its predecessor, Southeast Tire, and its shareholders, officers and directors. Pennington's claims are grounded in fraud, state and federal securities fraud, and conversion. Pennington seeks a judgment in excess of $100,000 plus punitive damages, court cost, attorneys' fees and interest. The Company has filed its answer to the recent filing by Pennington. The answer was due on March 1, 2000. The Company intends to vigorously defend the claim and to raise affirmative defenses on behalf of the Company, such as estoppel, latches and that Pennington's claims are not against the Company, but are against former officers, directors, and shareholders. The Company has just been sued. No discovery has been taken. A recent conference with the Court has scheduled a trial date for December 11, 2000. Discovery is to take place between the present time and November 15, 2000. The Company intends to vigorously contest all claims in this case. The Company also expects to pursue its indemnity claims in this proceeding and in the arbitration proceeding against the former shareholders of Southeast Tire of whom have agreed to indemnify the Company of these claims or are otherwise legally obligated to do so. The Company also expects to assert claims for any out of pocket expenses, attorneys' fees and other costs of defense in this case against the proceeds of the shares of stock held in the registry of the District Court in the proceeding identified in the Nathan lawsuit above.

    The Company also currently is a defendant in Cause No. 1999-15281; Robert Horn vs. ClearWorks Technologies, Inc. Suit was filed March 25, 1999, in the 333rd Judicial District Court of Harris County, Texas, alleging causes of action based on breach of contract in the amount of approximately $200,000. The facts underlying this lawsuit are as follows: Robert Horn entered into an employment agreement with the Comapny effective April 1, 1998. The employment agreement contained a condition precedent which stated: "The completion and subsequent release of escrow money associated with the initial 504 offering of the Company's securities on or before May 1, 1998, is a condition precedent to the obligation of any party hereunder." The condition precedent was not met because the Company did not have a 504 offering prior to May 1, 1998. On July 1, 1998, Mr. Horn tendered his notice of resignation effective July 31, 1998. On March 25, 1999, Mr. Horn filed a lawsuit claiming that the Company had terminated Mr. Horn's employment without cause. The Company filed an answer on April 16, 1999, denying the claim and asserting its affirmative defenses. The Company is vigorously contesting these claims by Robert Horn on the basis that they are without merit.

    The Company is a plaintiff in Cause No. 1999-45751; ClearWorks.net, Inc. vs. Rapid Release Research, L.L.C., Successor in Interest to MCG Unlimited, Inc., and the American Arbitration Association. Suit was filed September 14, 1999, in the 152nd Judicial District Court of Harris County, Texas, seeking a temporary restraining order, temporary injunction and permanent injunction against the defendants. Specifically, the Company sought to retrain defendants from arbitrating a dispute pursuant to the American Arbitration Association rules ("AAA"). The facts underlying this lawsuit are as follows: ClearWorks and MCG Unlimited, Inc., the predecessor to Rapid Release Research (in which Martin Nathan is a principal), entered into a consulting agreement. Under the terms of that agreement, the parties agreed to arbitrate any disputes under the agreement pursuant to the Texas Arbitration Act. In March 1999 a dispute arose regarding whether the Company owed to Rapid Release Research additional compensation under the agreement and whether the Company agreed to select three arbitrators for arbitration (one selected by each party and the third selected by the first two arbitrators). The 152nd Judicial District Court referred the matter to arbitration to be arbitrated by three unbiased arbitrators.

    The Company's subsidiary, ClearWorks Structured Wiring Services, Inc., is a defendant in Cause No. 1999-62209; Sherman Gerald Mason, d/b/a Castle Developments, Ltd. v. ClearWorks.net, Inc. formerly ClearWorks Technologies, Inc.; In the District Court of Harris County, Texas; 157th Judicial District. On December 17, 1999, Sherman Gerald Mason d/b/a Castle Developments, Ltd. filed suit against the Company in the 157th Judicial District Court of Harris County, Texas. In his Original Petition, Mr. Mason alleges the breach of a consulting agreement with the Company and seeks recovery of 500,000 shares of stock. He also seeks recovery of alleged monthly retainer payments in an undisclosed amount and seeks injunctive relief. The Company has filed an answer disputing all liability, asserting that the contract was terminable and that the contract is not enforceable because of the prior breaches of the consulting agreement by Mr. Mason.

    This suit was only recently served upon the Company. The Company has answered. No discovery has been propounded and no scheduling order or trial date has been entered in connection with the case.

    The Company is a defendant in Cause No. 728431; Charterwood Associates, Ltd. v. ClearWorks Structured Wiring Services, Inc.; in the County Civil Court at Law Number Three (3), Harris County, Texas. On January 21, 2000, Charterwood Associates, a Texas Limited Partnership, sued ClearWorks Structured Wiring Services, Inc., a subsidiary of the Company. The suit presents claims for breach of a contract to design, operate and maintain "bundled digital services" to Plaintiff's apartment complex. The suit seeks recovery of damages in the sum of $78,747 plus interest, attorneys' fees and cost of court. The Company denies the claims. The Company maintains its own claims for breach of contract in connection with the same project. The Company has filed an affidavit claiming lien against the apartment project owned by the Plaintiffs claiming that $52,800 is unpaid for services and materials provided. The Company will seek attorneys' fees, interest and costs of court in connection with its counter-claim, when filed.

    The Company has just been sued and has filed its Answer. No discovery has been taken. No trial setting or pre-trial schedule has been established.

    The Company intends to vigorously contest all claims in this case. The Company also expects to vigorously pursue collection of its claims for services rendered and materials provided.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted during the fourth quarter of the period covered in this report to a vote of shareholders.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock is quoted on the OTC Bulletin Board under the ticker symbol "CLWK". The table below presents the range of high and low closing bid prices per share for the common stock during each of the quarters indicated. These quotations were obtained from National Quotation Bureau, LLC and reflect inter-dealer prices, without retail mark up, mark down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 1998	$0.5625	$0.3750
June 30, 1998	$3.6250	$0.5625
September 30, 1998	$3.3125	$1.0313
December 31, 1998	$2.1563	$0.3125
March 31, 1999	$1.2500	$0.4375
June 30, 1999	$3.8750	$1.0500
September 30, 1999	$7.9844	$2.0000
December 31, 1999	$2.3438	$2.0000
March 31, 2000	$13.1250	$2.7188

    The Company has not paid any dividends with respect to its common stock and does not expect to pay dividends on the common stock in the foreseeable future. Any future dividends will be declared by the Board of Directors and will depend, among other things, upon the financial condition, capital requirements, earnings and liquidity of the Company.

Item 6.  Selected Financial Data

    Following is selected financial data for the years ended December 31, 1999, 1998 and 1997:

	1999	1998	1997
Income Statement Data
Revenues	$3,032,000	$1,090,000	$114,000
Costs and expenses	6,782,000	1,332,000	105,000
Income (loss) from operations	(3,750,000)	(242,000)	9,000
Interest expense, net	(18,000)	(10,000)	(1,000)
Net income (loss)	$(3,768,000)	$(252,000)	$8,000
Income (loss) per share:
Basic	$(0.21)	$(0.03)	NIL
Diluted	$(0.21)	$(0.03)	NIL
Weighted average number of common shares outstanding:
Basic	17,673,032	8,321,902	1,562,500
Diluted	17,673,032	8,321,902	1,562,500
Balance Sheet Data
Cash	$1,247,000	$162,000	$4,000
Inventories	332,000	12,000	—
Working capital	979,000	91,000	4,000
Total assets	14,900,000	1,190,000	72,000
Long-term debt inclusive of current maturities	1,545,000	70,000	46,000
Convertible debentures, net of discount	2,736,000	—	—
Shareholders' equity	6,962,000	885,000	9,000
Capital expenditures	1,994,000	208,000	2,000

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

    The following table sets forth certain operating information regarding the Company for the years ended December 31, 1999 and 1998:

	1999	1998
Revenues	$3,032,000	$1,090,000
Costs and expenses	6,782,000	1,332,000
Loss from operations	(3,750,000)	(242,000)
Net loss	$(3,768,000)	$(252,000)
Basic and diluted loss per share	$(.21)	$(.03)

    The following summary table presents comparative cash flows of the Company for the years ended December 31, 1999 and 1998:

	1999	1998
Net cash used by operating activities	$(2,697,000)	$(91,000)
Net cash used by investing activities	$(2,459,000)	$(235,000)
Net cash provided by financing activities	$6,241,000	$484,000

    Cash used in operating activities for the year ended December 31, 1999 was $2,697,000, an increase of $2,606,000 over the same period in 1998. The primary components of the increase were a net loss of $3,768,000, an increase in accounts receivable of $739,000 and an increase in inventories and other assets of $129,000 and $398,000, respectively. This was partially offset by an increase in accounts payable of $926,000. Cash used by investing activities was $2,459,000, an increase of $2,224,000 over the same period in 1998. The primary components of the increase were the construction of the head-end facility at the Canyon Gate at Northpointe sub-division and cash issued in the Company's two 1999 acquisitions. Cash provided by financing activities for the 1999 period was $6,241,000 which was provided by the sale of Company common stock, borrowings and the issuance of 6% convertible debentures. This was an increase of $5,757,000 over the 1998 period.

    Revenues.  Total revenue increased by $1,942,000 over fiscal 1998 to $3,032,000 (an increase of 178%) for the year ended December 31, 1999. The Company acquired three companies during 1998 and two companies during 1999. As a direct result of these acquisitions, the Company has been able to increase significantly its revenue in the primary areas in which it operates. Further increases are projected for year 2000 as a result of the acquisition of United Computing Group, Inc. and United Consulting Group, Inc. on December 30, 1999.

    Revenues from integration services increased from $535,000 during 1998 to $1,607,000 (an increase of 200%) for the 1999 period. Integration revenues are derived from three principal product lines; information technology staffing and network engineering, vendor evaluation of network hardware and implementation of network hardware and support of private and enterprise networks. The Company has been able to increase its revenues in the integration area primarily due to the acquisition of Archer Mickelson, LLC in May 1999 and an increased customer base and expansion of its Bundled Digital Services.

    Revenues from structured wiring solutions for residential, commercial and education customers was $1,383,000, an increase of $828,000 (149%) over the same period last year. ClearWorks Structured Wiring Services, Inc. deployed its structured wiring solutions in 408 homes in the Canyon Gate at Northpointe, Stonegate, the Brazos and Cinco Ranch sub-divisions in the Houston area during the twelve months ended December 31, 1999. A total of eight home-builders used the Company's structured wiring solutions during this period. The Company also deployed its structured wiring solutions to three Houston area independent school districts, two universities and twenty one commercial customers.

    Revenues from delivery of the Company's Bundled Digital Services were $42,000 for the year ended December 31, 1999. The Company began billing for its services at Canyon Gate at Northpointe sub-division in September 1999. The Company currently delivers video and data services to homes at Northpointe and has signed an interconnection agreement with Southwestern Bell Telephone Company to begin delivering voice during the first quarter of 2000. Subscriber revenues will increase as additional homes are completed within the sub-division and a full complement of integrated voice, video and data services are delivered to the homes. Furthermore, revenues will increase as the Company begins to provide its Bundled Digital Services to the back-log of new sub-divisions it currently has under contract.

    Costs and expenses.  Costs and expenses increased to $6,782,000 for fiscal 1999 compared to $1,332,000 for fiscal 1998. Integration services and materials increased to $1,280,000, an increase of $778,000 over the 1998 period. Salaries of network engineers and information technology consultants, coupled with increased purchases for resale of computer hardware and software were the primary components of the increase. The gross profit margin for integration services increased from 7% in fiscal 1998 to 26% for fiscal 1999. This increase resulted primarily from the acquisition of Archer Mickelson, which had customers that provided better profit margins than the Company's customers during 1998. Structured wiring labor and materials increased to $1,295,000 for fiscal 1999, an increase of $756,000 over the 1998 period. Increased business activity was the primary reason for the increase. The gross profit margin for structured wiring increased from 3% for fiscal 1998 to 7% for fiscal 1999. Bundled Digital

Services costs were $222,000. There were no Bundled Digital Services costs for fiscal 1998. The Company is building its infrastructure and, as such, has incurred start-up expenses for deployment of its services.

    Selling, general and administrative expenses increased by $3,573,000 to $3,780,000 for the year ended December 31, 1999, from $207,000 in 1998. During 1999, the Company concentrated on building infrastructure for implementation of its business plan. It added key management and other personnel in all areas of its organization to provide support for deployment of its Bundled Digital Services and other revenue generating areas. Salaries and related expenses increased from $12,000 for fiscal 1998 to $1,187,000. The Company had 22 management, sales and administrative personnel at December 31, 1999. As part of the Company's compensation plan, the Company awarded shares of its common stock and cash to certain of its employees and other service providers during 1999. The value associated with the issuance of the stock was $1,277,000 and was a non-cash charge against earnings. There was no stock issued for compensation to employees in fiscal 1998.

    Legal fees increased from $10,000 in fiscal 1998 to $243,000 in fiscal 1999. Legal fees were related to SEC filings, litigation and general corporate matters in the amounts of $66,000, $84,000 and $93,000, respectively. Accounting fees were $139,000 and were comprised of expenses associated with the Company's audit for the year ended December 31, 1998, SEC reporting and compliance and outside consultants. There were no accounting fees incurred during 1998. The cost of investor relations increased from $3,000 in fiscal 1998 to $175,000 in fiscal 1999. These expenses are comprised of transfer agent expenses, investor relations firm fees, press release services, printing and postage. Rents increased from $15,000 in fiscal 1998 to $112,000 in fiscal 1999. The primary component of this category was the cost associated with the Company's executive office lease. Other selling, general and administrative expenses increased from $167,000 in fiscal 1998 to $607,000 in fiscal 1999. This category is primarily comprised of travel and entertainment expenses, outside consultants, insurance, office supplies and telephone and communications expenses.

    The Company has recorded goodwill equivalent to the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. The Company amortizes this cost over a five-year period. Amortization of goodwill was $121,000 and $70,000 for the 1999 and 1998 periods, respectively. Depreciation expense for the 1999 period was $84,000 compared to $14,000 for the 1998 period.

    Other income/expense.  Other income and expense is comprised of interest income and expense. The Company earned $63,000 in interest during the year ended December 31, 1999. Interest expense increased to $81,000 during 1999 and is composed of interest paid on field vehicle loans, accrued interest on promissory notes with varying due dates and accrued interest on 6% convertible debentures issued on December 13, 1999.

  Capital Expenditures

    The Company has incurred capital expenditures for construction of operating facilities, transportation and other field equipment, office furniture and computer equipment and software used in its operations. Capital expenditures for the year ended December 31, 1999, totaled $1,994,000 and for the year ended December 31, 1998, totaled $208,000. The Company has now completed its head-end facility at Canyon Gate at Northpointe and has recently begun installing conduit in the ground at the Stonegate sub-division to begin deployment of its Bundled Digital Services to the residents of Stonegate.

  Capital Resources

    During 1999, the Company's capital resources have been provided primarily through an offering of its Common Stock under Rule 504 of Regulation D under the Securities Act of 1933 which realized $1,000,000 and two private placements of common stock to a total of three entities which realized $1,450,000. Additionally, the Company issued a promissory note on August 4, 1999 due July 9, 2000, in the principal amount of $802,000 at an annual interest rate of twelve percent (12%). If the note and all accrued interest is not paid when due, the delinquent amount automatically converts into shares of the Company's common stock at the rate of one share for each $1.375 of principal and/or interest. The Company may prepay principal and interest only after giving the holder 30 days prior notice to effect the conversion. At maturity, the holder of the note has the right to convert the principal and unpaid interest of the note into restricted Company common stock. On October 14, 1999, the Company issued a promissory note in the principal amount of $500,000. The note carries a twelve percent (12%) rate per annum and is payable on or before May 1, 2001. On December 13, 1999, the Company borrowed $150,000 from Michael T. McClere, its Chief Executive Officer, at a twelve percent (12%) rate per annum, which is payable on January 13, 2000. The note and accrued interest were repaid on January 10, 2000.

    On December 13, 1999, the Company closed a private placement transaction with Candlelight Investors, LLC, ("Candlelight") a Delaware limited liability company. In the private placement, the Company received from Candlelight a total of $3,000,000 in exchange for $3,000,000 total face value 6% convertible debentures together with warrants to purchase up to 210,000 shares of common stock. The warrants are exercisable at $3.16 per share. The debentures are convertible at the lower of $3.30 per share or 92 percent of the average of the three lowest closing bid prices for the Company's common stock during the 30 days immediately preceding conversion. However, if the average lowest closing price is less than $1.50 per share, then the conversion price of the debentures shall be equal to the average lowest closing price without modification. The Company also gave Candlelight the right to acquire, upon total payment to the Company of $2,000,000, an additional $2,000,000 face value of debentures and additional warrants to purchase up to 140,000 shares of common stock. The Company registered resales of the common stock underlying all debentures and warrants that have been or may be issued to Candlelight.

    In connection with the private placement, the Company agreed not to sell any of its securities until July 4, 2000, unless the securities are (1) issued in connection with a public offering of at least $15 million, (2) in connection with and acquisition of additional businesses or assets or (3) as compensation to employees, consultants, officers or directors.

    On February 14, 2000, Candlelight converted $1,500,000 face value and accrued interest thereon of the convertible debentures into 724,760 shares of common stock. Furthermore, on March 15, 2000, the Company issued to Candlelight the remaining $2,000,000 face value of the 6% convertible debentures together with warrants to purchase 140,000 shares of common stock.

  Liquidity

    The ability of the Company to satisfy its obligations depends in part upon its ability to reach a profitable level of operations and securing short and long-term financing for development of its commercial and residential products. The Company is currently in discussions with other financial institutions to provide additional funding through a combination of debt and equity to fund its business plan. There is no assurance that short and long-term financing can be obtained to fulfill the Company's capital needs. Without the short or long-term financing, the Company will attempt to sell additional common stock to meet its current and future capital needs. If the Company is not able to obtain either short or long-term funding or funding through the sale of its common stock, the Company would be required to cut back its expansion plans and operate the facilities it currently has built, and fund its operations with internally generated funds from its integration, structured wiring and communications business units.

  Year 2000 Readiness Disclosure

    Historically, many computer systems and applications used two-digit date fields to designate a year. Thus, prior to January 1, 2000, there was a great deal of concern whether date sensitive systems would recognize the year 2000 as 1900 or not at all; if these systems were not able to recognize or properly treat the year 2000, critical financial and operational information would be incorrectly processed. This situation is referred to as the Year 2000 Issue.

    During 1999, the Company assessed the impact of the Year 2000 Issue on its computer systems, software and other equipment (collectively, the "Systems") and initiated a program to eliminate or mitigate potential effects of the Year 2000 Issue on its operations. The Company utilized both internal and external resources in implementing its Year 2000 program, which consisted of the following phases:

  •
  Assessment Phase.  Structured evaluation, including a detailed inventory outlining the impact that the Year 2000 Issue may have on its operations.

  •
  Detailed Planning Phase.  Establishment of priorities, development of specific action steps and allocation of resources to address the issues identified in the Assessment Phase.

  •
  Conversion Phase.  Implementation of the necessary system modifications as outlined in the Detailed Planning Phase.

  •
  Testing Phase.  Verification that the modifications implemented in the Conversion Phase were successful in resolving the Year 2000 Issue so that all inventory items will function properly, both individually and on an integrated basis.

  •
  Implementation Phase.  Final roll-out of fully tested components into an operational unit.

    The Company completed each of the phases described above and confirmed that its Systems were Year 2000 compliant. Based on communications with suppliers, vendors and customers, the Company believes, but have not received written confirmation, that its suppliers, vendors and customers are Year 2000 compliant. However, date sensitive systems may in the future encounter difficulties with recognizing the year 2000 because accounting, operating and other systems have not yet been required to reconcile dates prior to January 1, 2000 with those on or after January 1, 2000. Therefore, there can be no assurance that the Company's evaluations of Year 2000 compliance matters will continue to be correct until, at the earliest, January 1, 2001.

    A significant source of the Company's continuing revenue comes from sales of cable television signals and access to telephone and Internet services (collectively, the "Communications Products"). The Company obtains the Communications Products from third-party vendors. In the event that any Communications Products provider does not remain Year 2000 compliant, the Company's operations may be materially adversely impacted because it would not be able to re-sell the affected Communications Product to its customers. As a contingency in the event of such failure, the Company will attempt to obtain any affected Communications Products from other third-party vendors. However, noncompliance by a Communications Products provider would also affect its competitors and the Company would then be in competition for the acquisition of replacement Communications Products. There is no assurance that the Company would be able to obtain adequate replacement Communications Products in a timely manner or at a non-material cost.

    The Company also has considered other potential effects on its operations if its Systems, suppliers, vendors and customers do not remain compliant. Except as described above regarding Communications Products, the Company believes that the non-compliance of any one supplier, vendor or customer would not have a material adverse impact on its operations, although such an impact may occur if several or all of its suppliers, vendors or customers are non-compliant. As a contingency, the Company maintains paper records of information contained in its Systems regarding its suppliers, vendors and customers, and the Company updates these paper records regularly. The Company believes that these records regularly contain information sufficient to allow it to continue its operations in the ordinary course of business without incurring material costs or delays in excess of those currently incurred in furtherance of its operations.

    The Company incurred approximately $7,500 in costs related to its Year 2000 program. The Company believes that these costs were not material and, based on its previous actions in connection with achieving Year 2000 compliance, no material additional costs are expected to be incurred in connection with ongoing monitoring of the Year 2000 Issue. However, there can be no guarantee that the estimate of future costs will be achieved and actual results could differ materially from the estimate due to as yet unforeseen changes in circumstances.

    If the Company's analyses and attempts to mitigate potential effects of the impact of the Year 2000 Issue on its operations are erroneous, the Year 2000 Issue could significantly disrupt its ability to transact business with itsr customers and suppliers and could have a material impact on its operations. There can be no assurance that the systems of other companies with which the Company's Systems interact will remain compliant, or that any such non-compliance would not ultimately have an adverse effect on its business or operations.

    The Company has experienced no material adverse affects resulting from Year 2000 issues.

  Impact of Recently Issued Accounting Pronouncements

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact, if any, SFAS 133 will have on its financial position or results of operations, and plans to adopt this standard during the year ending December 31, 2001.

Item 7A.  Quantitative and Qualitative Disclosures of Market Risk

    The Company is exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company's market risk could arise from changes in interest rates. Assuming its current level of borrowings, a 100 basis point increase in interest rates under its borrowings would decrease its 1999 net income by approximately $45,000 and its 1999 cash flow from operations by approximately $45,000. In the event of an adverse change in interest rates, the Company could take action to mitigate its exposure. Due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the overall economic activity that could exist in such an environment.

Item 8.  Financial Statements and Supplementary Data

    INDEPENDENT AUDITORS' REPORT

To the Board of Directors
ClearWorks.net, Inc. and subsidiaries

    We have audited the accompanying consolidated balance sheet of ClearWorks.net, Inc. and subsidiaries as of December 31, 1999, and the consolidated statement of operations, shareholders' equity and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearWorks.net, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

KPMG LLP

Houston, Texas
March 30, 2000

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
ClearWorks.net, Inc. and Subsidiary

    We have audited the accompanying consolidated statement of operations, stockholders' equity and cash flows of ClearWorks.net, Inc. and Subsidiary for the year ended December 31, 1998. These financial statements are the responsibility of ClearWorks.net, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, shareholders' equity and cash flows of ClearWorks.net, Inc. and Subsidiary for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

McManus & Co., P.C.

Morris Plains, New Jersey
May 18, 1999

CLEARWORKS.NET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 1999

ASSETS
Current assets:
Cash	$1,247,000
Accounts receivable, net of allowance for doubtful accounts of $93,000	3,388,000
Stock subscription receivable	450,000
Inventories	332,000
Prepaid expenses and other current assets	229,000

Total current assets	5,646,000

Property and equipment, net	2,256,000

Other assets:
Goodwill, net	5,449,000
Deferred financing costs	1,142,000
Other	407,000

6,998,000

Total assets	$14,900,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade	$3,197,000
Accrued expenses	461,000
Current maturities of long-term debt	860,000
Note payable, shareholder	150,000

Total current liabilities	4,668,000

Long-term debt, net of current maturities	535,000
6% Convertible debentures, net of discount of $265,000	2,735,000
Shareholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 20,884,957 shares issued and outstanding	21,000
Additional paid-in capital	10,988,000
Accumulated deficit	(4,047,000)

6,962,000

Total liabilities and shareholders' equity	$14,900,000

See accompanying notes to consolidated financial statements.

CLEARWORKS.NET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

	1999	1998
Revenues:
Integration services	$1,607,000	$535,000
Structured wiring solutions	1,383,000	555,000
Bundled Digital Services	42,000	—

	3,032,000	1,090,000

Costs and expenses:
Integration services and materials	1,280,000	502,000
Structured wiring labor and materials	1,295,000	539,000
Bundled Digital Services	222,000	—
Selling, general and administrative expenses	3,780,000	207,000
Depreciation and amortization	205,000	84,000

	6,782,000	1,332,000

Loss from operations	(3,750,000)	(242,000)
Other income/(expense):
Interest income	63,000	—
Interest expense	(81,000)	(10,000)

Net loss	$(3,768,000)	$(252,000)

Loss per share:
Basic	$(.21)	$(.03)
Diluted	$(.21)	$(.03)
Weighted average number of common shares outstanding:
Basic	17,673,032	8,321,902
Diluted	17,673,032	8,321,902

See accompanying notes to consolidated financial statements.

CLEARWORKS.NET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
Balances, December 31, 1997	6,250,000	$6,000	$(5,000)	$8,000	$9,000
Conversion from LLC to C-Corp	—	—	35,000	(35,000)	—
Stock issued for merger with Southeast Tire Recycling, Inc.	1,543,960	2,000	(2,000)	—	—
Stock issued for acquisitions:
InfraResources, LLC	80,000	—	165,000	—	165,000
Team Renaissance, Inc.	156,250	—	322,000	—	322,000
Vitadel Communications	98,039	—	150,000	—	150,000
Conversion of notes payable	272,550	—	27,000	—	27,000
Stock issued for syndication costs	2,477,000	2,000	(2,000)	—	—
Stock issued for services	50,000	—	6,000	—	6,000
Common stock issued for cash	532,450	1,000	456,000	—	457,000
Net loss				(252,000)	(252,000)

Balances, December 31, 1998	11,460,249	11,000	1,152,000	(279,000)	884,000
Stock issued for acquisitions	2,075,000	2,000	4,893,000	—	4,895,000
Stock issued for cash, net of registration fees and expenses	6,817,910	7,000	2,260,000	—	2,267,000
Warrants issued for services	—	—	1,142,000	—	1,142,000
Stock issued for incentive compensation and services	531,798	1,000	1,276,000	—	1,277,000
Warrants issued with convertible debentures	—	—	265,000	—	265,000
Net loss				(3,768,000)	(3,768,000)

Balances, December 31, 1999	20,884,957	$21,000	$10,988,000	$(4,047,000)	$6,962,000

See accompanying notes to consolidated financial statements.

CLEARWORKS.NET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

	1999	1998
Cash flows from operating activities:
Net loss	$(3,768,000)	$(252,000)

Adjustments to reconcile net loss to net cash used by operating activities, net of acquisitions:
Depreciation and amortization	205,000	84,000
Stock issued for compensation and services	1,277,000	6,000
Increase in accounts receivable	(739,000)	(125,000)
Increase in inventories	(129,000)	—
Increase in prepaids and other current assets	(398,000)	(5,000)
Increase in accounts payable	926,000	—
Increase (decrease) in accrued expenses	(71,000)	201,000

Total adjustments	1,071,000	161,000

Net cash used by operating activities	(2,697,000)	(91,000)
Cash flows from investing activities:
Acquisitions, net of cash received	(465,000)	(27,000)
Capital expenditures	(1,994,000)	(208,000)

Net cash used by investing activities	(2,459,000)	(235,000)
Cash flows from financing activities:
Proceeds from notes payable, net of repayments	1,424,000	27,000
Proceeds from issuance of 6% convertible debentures	3,000,000	—
Proceeds from common stock sales, net	2,267,000	457,000
Increase in stock subscription receivable	(450,000)	—

Net cash provided by financing activities	6,241,000	484,000
Net increase in cash	1,085,000	158,000
Cash at the beginning of the period	162,000	4,000

Cash at the end of the period	$1,247,000	$162,000

Supplemental disclosures of cash flow information:
Interest paid	$2,000	$10,000
Taxes paid	$—	$—
Supplemental disclosures of non-cash investing activities:
Issuance of common stock for asset acquisitions	$4,895,000	$637,000

See accompanying notes to consolidated financial statements.

CLEARWORKS.NET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

Note 1.  Organization and Nature of Business

    ClearWorks.net, Inc. and subsidiaries (the "Company" or "ClearWorks"), commenced operations on September 18, 1997 as Millennium Integration Technologies, LLC ("MIT"), a Texas limited liability company. On March 5, 1998, a separate company, Millennium Integration Technologies, Inc. ("Millennium") was organized under the rules and regulations of the State of Delaware.

    On April 1, 1998, Southeast Tire Recycling, Inc. ("Southeast"), a publicly traded Florida corporation with no ongoing operations that previously had been engaged in the tire recycling business, entered into an agreement to purchase one hundred percent of the stock of MIT, which converted to a Texas corporation on April 9, 1998. The acquisition was consummated effective April 27, 1998 and MIT, Inc. became a wholly owned subsidiary of Southeast. The exchange of shares between MIT, Inc. and Southeast was accounted for as a recapitalization of the MIT, Inc. operations into the corporate shell of Southeast. At the time of this transaction, Southeast was an empty corporate shell.

    Effective May 8, 1998, Millennium changed its name to ClearWorks Technologies, Inc. On May 12, 1998, Southeast merged with and into ClearWorks Technologies, Inc. whereby ClearWorks Technologies, Inc. was the surviving entity. The exchange of shares with Southeast was accounted for as a second recapitalization of the Millennium operations into the corporate shell. On April 27, 1999, ClearWorks Technologies, Inc. began operating under the name of ClearWorks.net, Inc.

    The Company is a communications carrier providing broadband data, video and voice communication services to residential and commercial customers, currently within Houston, Texas. These services are provided over fiber-optic networks ("Fiber-To-The-Home" or "FTTH") which the Company designs, constructs, owns and operates inside large residential master-planned communities and office complexes. The Company also provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, implementation of network hardware and support of private and enterprise networks, as well as, developing residential, commercial and education accounts for deployment of structured wiring solutions.

Note 2.  Summary of Significant Accounting Policies

a)
Consolidation

  At December 31, 1999, the Company has three wholly owned subsidiaries: ClearWorks Communications, Inc., ClearWorks Structured Wiring Services, Inc. and ClearWorks Integration Services, Inc. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

b)
Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The markets for the Company's services are characterized by intense competition, rapid technological development, regulatory changes and frequent new product introductions, all of which could impact the future value of the Company's assets.

c)
Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

d)
Property and Equipment

  Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method over the following useful lives:

Years
Head-end facilities	20
Field operating equipment	3-7
Satellite demonstration equipment	7
Furniture, fixtures and office equipment	2-7

    Expenditures for maintenance and repairs are charged against income as incurred and major improvements are capitalized.

e)
Inventories

  Inventories are valued at the lower of cost or market. The cost is determined by using the first in first out ("FIFO") method. Inventories consist primarily of purchased technical equipment.

f)
Research and Development

  The Company charges to expense research and development ("R&D") costs as incurred. The Company spent approximately $164,000 on R&D during 1999 and had no R&D expenditures during 1998. The Company expects to continue to commit substantial resources for R&D in order to improve and expand the performance and capability of its Bundled Digital Services.

g)
Goodwill

  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if the estimated future operating cash flows are not achieved. Goodwill amortization expense for the two years ended December 31, 1999 and 1998 was $121,000 and $70,000, respectively. Accumulated amortization at December 31, 1999, was $191,000.

h)
Stock-Based Compensation

  During 1999, the Company granted options to purchase 3,027,500 shares of common stock to certain employees at exercise prices ranging from $.25 to $3.00 per share and vesting periods ranging from immediately upon date of grant to four years from the option grant date. These stock options were issued under the 1999 Long-Term Incentive Plan (the "Plan") that at December 31, 1999, is subject to shareholder approval. For accounting purposes, the grant date of the stock options is not considered to have occurred until the Plan has been formally approved by the shareholders. As such, no compensation expense has been recorded related to these option grants for the year ended December 31, 1999.

  Upon shareholder approval of the Plan, the Company will account for employee stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," using the intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair value based method, as provided by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" will be included in the notes to the financial statements. Options issued to non-employees will be accounted for in accordance with SFAS 123, using the fair value approach.

  If the shareholders approve the Plan, the Company will record compensation expense based upon the difference between the fair value of the common stock on the date the Plan is approved and the exercise price of the stock options. Total compensation expense will be recognized proportionate to the vesting periods of the stock options. Had the Plan been approved on March 30, 2000, the Company would have recorded approximately $10,607,000 of compensation expense on that date.

i)
Income Taxes

  During 1998, the Company converted from a limited liability company to a C-Corporation and, as such, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

j)
Revenue Recognition

  The Company recognizes revenue and the related costs at the time the services are rendered. Revenue is derived from fees charged for the delivery of Bundled Digital Services, integration services and cabling and wiring.

  Revenue from long-term contracts is recognized using the percentage completion method, measured by the percentage of total costs incurred to date to estimated total costs for each contract. This is used because management considers actual costs to be the best available measure of progress on these contracts.

k)
Earnings (Loss) Per Common Share

  The Company computes net loss per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net loss per share is determined in the same manner as basic net loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's convertible debt.

  During the year ended December 31, 1999, options to purchase 3,027,500 shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive. There were no options outstanding in the year ended December 31, 1998. During the years ended December 31, 1999 and 1998, warrants to purchase 2,710,000 and 2,000,000, respectively, shares of common stock were excluded from the calculation of earnings per share since their inclusion would be antidilutive.

l)
Fair Value of Financial Instruments

  Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgement, and therefore cannot be determined with precision.

  The Company believes that the carrying amounts of its financial instrument current assets and liabilities approximate the fair value of such items due to their nature. The carrying amounts of long-term debt and convertible debentures approximate fair value as the interest rates thereon approximate market.

m)
Reclassifications

  The Company has reclassified certain revenues, costs and expenses for the year ended December 31, 1998, to facilitate comparison to the year ended December 31, 1999.

Note 3.  Business Combinations

    On April 30, 1999, the Company acquired Archer Mickelson Technologies, LLC ("Archer") a systems integration firm located in Houston, Texas. In exchange for one hundred percent (100%) of the membership interests of Archer, the Company paid $50,000 in cash and issued 75,000 shares of its restricted common stock, issued under Rule 144, to the sole member. The total purchase price paid for this acquisition, including certain acquisition costs, was $130,500. Goodwill in the approximate amount of $76,000 resulted from this transaction.

    On December 30, 1999, the Company acquired United Computing Group, Inc. and United Consulting Group, Inc. (collectively "UCG"), an accelerator company and computer hardware reseller firm located in Houston, Texas. The Company issued 2,000,000 shares of its restricted common stock and paid $500,000. The total purchase price for this acquisition was $5,320,000. Goodwill in the approximate amount of $4,942,000 resulted from this transaction

    The Company has entered into employment and stock option agreements with the former principals of United Computing Group, Inc. at the time of acquisition. Under the terms of the employment agreements, the former principals receive a base salary, a monthly cash bonus based on a percentage of earnings of United Computing Group, Inc. before interest and taxes, reimbursement of all reasonable, ordinary and necessary business expenses and participation in the Company's employee benefit plan. In addition, the Company has entered into option agreements with the former principals pursuant to which they can earn options to purchase up to a total of 1,000,000 shares of the Company's common stock to be issued pursuant to the Company's 1999 Long-Term Incentive Plan, based upon certain pre-determined revenue goals for United Computing Group, Inc. The options are exercisable, only if the revenue goals are met, at $.25 per share and expire December 30, 2000. In general, the options become exercisable in increasing amounts to the extent, if any, that United Computing Group, Inc.'s revenues exceed $15 million for the calendar year 2000, and all 1,000,000 options become exercisable if United Computing Group, Inc.'s revenues equal or exceed $42 million for the calendar year 2000.

    The purchase agreement provides that, at the election of the UCG shareholders, all the shares of UCG will be returned to the UCG shareholders and the UCG shareholders will return all but 500,000 shares of the Company's common stock (i) if the closing bid price for the Company's common stock is less than $1.50 per share during certain specified periods, or (ii) if the Company does not provide UCG sufficient capital for UCG to maintain a positive working capital ratio of 1.2 during the period from March 1, 2000 until December 31, 2000. Should the Company return all of the shares of UCG to the UCG shareholders and the UCG shareholders return all but 500,000 shares of the Company's common stock to the Company, UCG would be required to repay the $500,000 paid to UCG at closing.

The net purchase price of the 1999 acquisitions has been allocated as follows:

Accounts receivable, net	$2,526,000
Inventories	191,000
Prepaid expenses and other current assets	131,000
Property and equipment, net	92,000
Goodwill	5,018,000
Other assets	19,000
Accounts payable	(2,278,000)
Accrued expenses	(290,000)
Notes payable	(50,000)

Purchase price, net of cash received	$5,359,000

    On May 26, 1998, the Company acquired InfraResources, LLC ("InfraResources") in a business combination accounted for as a purchase. InfraResources is primarily engaged in integration technology services. To culminate this transaction, the Company issued 80,000 shares of restricted common stock valued at $165,000 and paid no cash to InfraResources. However, the Company assumed debt of $40,000 and immediately paid it off. Goodwill in the approximate amount of $204,000 resulted from this transaction.

    On May 29, 1998, the Company acquired Team Renaissance, Inc. ("Team Renaissance") in a business combination accounted for as a purchase. Team Renaissance is primarily engaged in structured wiring solutions for residences and businesses. The Company issued 156,250 shares of restricted common stock valued at $322,000 to Team Renaissance in culminating this transaction. Goodwill in the approximate amount of $292,000 resulted from this transaction.

    The Company purchased the assets of John Diaz, dba Vitadel Communications, an individual residing in Texas, on November 19, 1998. In exchange for these assets, the Company issued 98,039 shares of its common stock valued at $150,000. Goodwill in the approximate amount of $126,000 resulted from this transaction.

    The following unaudited pro forma information represents the combined results of operations of the Company as if the acquisitions had occurred as of January 1, 1998 and 1999:

	1999	1998
Revenues	$13,241,000	$3,430,000
Costs and expenses	18,295,000	4,748,000

Net loss	$(5,054,000)	$(1,318,000)

Basic and diluted loss per share	$(.29)	$(.16)

    The pro forma information is not necessarily indicative of operating results that would have occurred if the acquisitions had in fact occurred on January 1, 1998, nor is it necessarily indicative of future operating results. The actual results of operations of an acquired company are included in the Company's consolidated financial statements only from the date of acquisition.

Note 4.  Factoring

    In August 1998, the Company entered into a factoring agreement with Amerisource Funding, Inc. ("ASF"). Under the agreement, ASF could purchase the Company's accounts receivable at the Company's discretion in accordance with the terms of the agreement.

    ASF purchased acceptable accounts from the Company at a discount of 6.25%. Under the agreement, ASF reserved the right to withhold 13.75% of any account in a non-interest bearing reserve account until the account had been fully paid and/or satisfied. If ASF deemed any portion of an account to be uncollectable, the Company was required to repurchase those accounts and proceed with its own collection. During 1999, the Company terminated its factoring agreement with ASF.

Note 5.  Stock Subscription Receivable

    The Company sold 1,800,000 shares of its common stock to KMA Investments during April 1999 and recorded a stock subscription receivable in the amount of $450,000. The funds for this stock sale were subsequently collected in February 2000.

Note 6.  Property and Equipment

    Property and equipment consist of the following at December 31, 1999:

Head-end facilities	$1,576,000
Field operating equipment	288,000
Satellite demonstration equipment	337,000
Furniture, fixtures and equipment	177,000

Total	2,378,000
Accumulated depreciation	(122,000)

Property and equipment, net	$2,256,000

Note 7.  Accrued Expenses

    Accrued expenses consist of the following at December 31, 1999:

Sales taxes payable	$175,000
Accrued payroll	45,000
Accrued interest	80,000
Federal income taxes payable	137,000
Other	24,000

Total accrued expenses	$461,000

Note 8.  Notes Payable

    The following table lists the Company's note obligations as of December 31, 1999:

	Annual Interest Rate	Due Date
KMA Investments	12.0%	July 2000	802,000
NTL Securities	12.0%	May 2001	500,000
Other	Various	Various	93,000

Total notes payable			1,395,000
Less current portion			(860,000)

Total long-term debt			$535,000

    On August 4, 1999, the Company borrowed $802,000 from KMA Investments at an interest rate of 12% per year. This loan is due and payable on or before July 9, 2000, and is evidenced by a promissory note. If the note and all accrued interest is not paid when due, the delinquent amount automatically converts into shares of the Company's common stock at the rate of one share for each $1.375 of principal and/or interest outstanding. The Company may prepay the principal and accrued interest only after giving the holder 30 days prior notice to effect conversion.

    On October 14, 1999, the Company borrowed $500,000 from NTL Securities. This loan is evidenced by a promissory note and accrues interest at the rate of 12% per year. All accrued interest and unpaid principal are due on May 1, 2001.

    Two notes payable to Michael T. McClere, the Company's Chief Executive Officer, outstanding at December 31, 1998 were repaid during 1999. On December 13, 1999, the Company borrowed $150,000 from Mr. McClere. This loan was evidenced by a promissory note and bore interest at the rate of 12% per year until it was repaid on January 10, 2000.

Note 9.  Convertible Debentures

    On December 13, 1999, the Company closed a private placement transaction with Candlelight Investors, LLC, ("Candlelight") a Delaware limited liability company. In the private placement, the Company received from Candlelight a total of $3,000,000 in exchange for $3,000,000 total face value 6% convertible debentures due December 13, 2001, together with warrants to purchase up to 210,000 shares of common stock. The Company determined the warrants to have a total value of $265,000 on the date of issuance and recorded this amount as a discount against the convertible debentures.

    The warrants are exercisable at $3.16 per share. The debentures are convertible at the lower of $3.30 per share or 92 percent of the average of the three lowest closing bid prices for the Company's common stock during the 30 days immediately preceding conversion. However, if the average lowest closing price is less than $1.50 per share, then the conversion price of the debentures shall be equal to the average lowest closing price without modification. The Company also gave Candlelight the right to acquire, upon total payment to the Company of $2,000,000, an additional $2,000,000 face value of debentures and additional warrants to purchase up to 140,000 shares of common stock.

    In connection with the private placement, the Company agreed not to sell any of its securities until July 4, 2000, unless the securities are (1) issued in connection with a public offering of at least $15 million, (2) in connection with an acquisition of additional businesses or assets or (3) as compensation to employees, consultants, officers or directors.

Note 10.  Commitments and Contingent Liabilities

  Legal Proceedings

    Coinciding with the reverse merger with Southeast, the former management of Southeast established a trust to provide for the orderly liquidation of any alleged claims existing as of the date of acquisition. Certain stockholders of Southeast have contributed 86,000 free trading shares of the Company's common stock to the trust to satisfy approximately $150,000 of alleged claims. Due to the resignation of the trustee, the trust shares have been deposited in the registry of the Harris County Texas District Court, and the Company has been named a nominal defendant in an Interpleader action. The Company intends to vigorously defend its position by requesting the court release the stock for payment of all alleged claims as was originally intended. The Company's management does not expect that the results of this legal proceeding will have a material adverse effect on the Company's financial condition or results of operations.

CLEARWORKS.NET, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.  Commitments and Contingent Liabilities (Continued)

    The Company is currently a plaintiff in ClearWorks.net, Inc. v. Michael C. Callihan and Linda Callihan. The suit was filed February 25, 2000 [after attempts to mediate were unsuccessful] alleging causes of action based on breach of contract, breach of warranty, fraud in stock transactions and common law fraud. The facts underlying the lawsuit are as follows: On or about May 21, 1998, the principal shareholder of Team Renaissance, Inc. entered into a merger agreement with ClearWorks. Shortly thereafter, the principal shareholder, Michael Callihan, requested that the Company pay in full promissory notes in which Mr. Callihan was the payee. However, those promissory notes were neither disclosed in the merger agreement nor attached to the merger agreement as exhibits. A dispute arose between ClearWorks and Mr. Callihan regarding the validity of the promissory notes. Additionally, a dispute arose regarding credit card accounts held in the name of Mr. Callihan which Mr. Callihan claims are the obligation of the Company and which the Company claims are the personal debt of Mr. and Mrs. Callihan. Also, prior to closing, ClearWorks learned that the Callihans had failed to make payments to its employees and contractors, and had also failed to pay its suppliers, in direct violation of the merger agreement between the parties. In this suit, ClearWorks seeks return of shares previously issued to Mr. Callihan in connection with the events underlying the suit. The Company intends to continue to vigorously prosecute its claims against the Callihans.

    The Company is currently a defendant in Tim Pennington v. ClearWorks Technologies, Inc. and James W. Walters. Tim Pennington has recently filed a petition asserting claims against the Company. These claims allegedly first arose with Mr. Pennington's employment with Southeast Tire Recycling, Inc. Mr. Pennington claims that he had an employment agreement with Southeast Tire Recycling, Inc. providing him with options to purchase up to 175,000 shares of free trading stock, 100,000 shares of restricted stock, and an additional 50,000 shares for every six (6) months of Pennington's employment. Pennington claims that his employment agreement was breached by Southeast Tire prior to the merger. Pennington also claims that he was also the owner of 300,000 shares of common stock of Southeast Tire. Pennington's claims are addressed to ClearWorks, although the alleged misconduct was not the conduct of ClearWorks but that of its predecessor, Southeast Tire, and its shareholders, officers and directors. Pennington's claims are grounded in fraud, state and federal securities fraud, and conversion. Pennington seeks a judgment in excess of $100,000 plus punitive damages, court cost, attorneys' fees and interest. The Company has filed its answer to the recent filing by Pennington. The answer was due on March 1, 2000. The Company intends to vigorously defend the claim and to raise affirmative defenses on behalf of the Company, such as estoppel, latches and that Pennington's claims are not against the Company, but are against former officers, directors, and shareholders.

    The Company also currently is a defendant in Robert Horn vs. ClearWorks Technologies, Inc. The suit was filed March 25, 1999, alleging causes of action based on breach of contract in the amount of approximately $200,000. The facts underlying this lawsuit are as follows: Robert Horn entered into an employment agreement with the Company effective April 1, 1998. The employment agreement contained a condition precedent which stated: "The completion and subsequent release of escrow money associated with the initial 504 offering of the Company's securities on or before May 1, 1998, is a condition precedent to the obligation of any party hereunder." The condition precedent was not met because the Company did not have a 504 offering prior to May 1, 1998. On July 1, 1998, Mr. Horn tendered his notice of resignation effective July 31, 1998. On March 25, 1999, Mr. Horn filed a lawsuit claiming that the Company had terminated Mr. Horn's employment without cause. The Company filed an answer on April 16, 1999, denying the claim and asserting its affirmative defenses. The Company is vigorously contesting these claims by Robert Horn on the basis that they are without merit.

    The Company's subsidiary, ClearWorks Structured Wiring Services, Inc., is a defendant in Sherman Gerald Mason, d/b/a Castle Developments, Ltd. v. ClearWorks.net, Inc. formerly ClearWorks Technologies, Inc.. On December 17, 1999, Sherman Gerald Mason d/b/a Castle Developments, Ltd. filed suit against the Company. In his Original Petition, Mr. Mason alleges the breach of a consulting agreement with the Company and seeks recovery of 500,000 shares of stock. He also seeks recovery of alleged monthly retainer payments in an undisclosed amount and seeks injunctive relief. The Company has filed an answer disputing all liability, asserting that the contract was terminable and that the contract is not enforceable because of the prior breaches of the consulting agreement by Mr. Mason.

    This suit was only recently served upon the Company. The Company has answered. No discovery has been propounded and no scheduling order or trial date has been entered in connection with the case.

  Lease Commitments

    The Company leases its principal offices in Houston, Texas, consisting of approximately 9,000 square feet of office space, expiring in 2003. The Company also leases warehouse space in Houston, Texas, expiring in 2000. There are small offices located in Las Vegas, Nevada and Phoenix, Arizona. United Computing Group, Inc. leases approximately 8,000 square feet of office and warehouse space in Houston, Texas, expiring in 2001.

    Future minimum lease payments for non-cancelable operating leases having initial or remaining terms in excess of one year are as follows:

Amount
December 31,
2000	$246,000
2001	203,000
2002	143,000
2003	46,000

Total	$638,000

Note 11.  Stock Options and Warrants

  Long-Term Incentive Plan

    On May 12, 1999, the Long-Term Incentive Plan (the "1999 Plan") was adopted by the Board of Directors. In order to become and remain fully effective, the 1999 Plan must be approved by the shareholders of the Company on or before May 12, 2000. None of the options granted pursuant to the 1999 Plan may be exercised unless and until the 1999 Plan is approved by the shareholders. Pursuant to the 1999 Plan, an aggregate of 10,000,000 shares of common stock may be granted to key employees, directors and other persons who have contributed or are contributing to the Company's success. Alternatively, options to purchase common stock, stock appreciation rights or cash may be granted instead of outright awards of stock. The options that may be granted pursuant to the 1999 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or nonqualified options. The 1999 Plan is administered by the Board of Directors. Administration of the 1999 Plan includes determination of the terms of options granted under the 1999 Plan. At December 31,1999, options to purchase 3,027,500 shares were outstanding under the 1999 Plan.

    Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance December 31, 1998	—	$—
Granted	3,027,500	1.06
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance, December 31, 9999	3,027,500	$1.06

    At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $.25 - $3.00 and 4.2 years.

    At December 31, 1999, the number of vested options, which are not exercisable until approval of the 1999 Plan by the shareholders, was 1,277,375 and the weighted-average exercise price of those options was $.77.

  Stock Warrant Plan

    Effective as of April 24, 1998, Southeast instituted a Stock Warrant Plan (the "Warrant Plan"). After the merger of Southeast into the Company on May 12, 1998, the Warrant Plan continued to be effective as the Company's stock warrant plan. Pursuant to the Warrant Plan, the Company may issue Class A Warrants or Class B Warrants to key employees, directors, and other persons who have contributed or are contributing to the Company's success. Each Class A or Class B Warrant allows the holder to purchase one share of common stock. The maximum number of shares underlying all warrants that may be granted pursuant to the Warrant Plan is limited to 5,000,000 shares. The warrants granted pursuant to the Warrant Plan may be considered either incentive options qualifying for beneficial tax treatment for the recipient or nonqualified options. The Warrant Plan is administered by the Board of Directors. At December 31, 1999, Class A Warrants to purchase 1,000,000 shares at $3.00 per share and Class B Warrants to purchase 1,000,000 shares at $6.00 per share were outstanding under the Warrant Plan. In addition, warrants to purchase 710,000 shares were issued during 1999 under the Warrant Plan at exercise prices ranging from $2.50 to $5.00 per share. Of the 2,710,000 warrants outstanding at December 31, 1999, 500,000 expire during 2000; 210,000 expire during 2002; 1,000,000 expire on April 24, 2003; and 1,000,000 expire on April 24, 2008.

    During 1999, the Company issued 210,000 warrants in connection with the issuance of 6% convertible debentures and determined them to have a total value of $265,000 on the date of issuance and recorded this amount as a discount against the convertible debentures (See Note 9). The Company issued 500,000 warrants to two separate entities in connection with capital raising activities. The Company determined the total value of these warrants to be $1,142,000 on the date of issuance and has recorded this amount as deferred financing costs, to be amortized over the expected period of benefit.

Note 12.  Income Taxes

    Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	1999	1998
Computed "expected" tax benefit	$(1,281,000)	$(86,000)
Increase in valuation allowance	1,137,000	86,000
Non-deductible amortization of goodwill	40,000	—
Non-deductible stock option expense	77,000	—
Other	27,000	—

	$—	$—

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 are presented below:

Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$29,000
Net operating loss carryforwards	1,457,000
Other	6,000

Total gross deferred tax assets	1,492,000
Less valuation allowance	(1,409,000)

Net deferred tax assets	83,000

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(83,000)

Net deferred tax asset	$—

    The valuation allowance for deferred tax assets as of December 31, 1999 was $1,409,000. The net change in the total valuation allowance for the year ended December 31, 1999 was an increase of $1,137,000. At December 31, 1999, the Company has net operating loss carryforwards of $4,284,000 which are available to offset future federal taxable income, if any, through 2019.

Note 13.  Issuance of Common Stock

    During the year ended December 31, 1999, the Company issued 9,424,708 shares of common stock. The following table summarizes the shares of common stock issued:

Shares outstanding December 31, 1998	11,460,249
Shares issued for cash	5,730,000
Shares issued for acquisitions	2,075,000
Shares issued for syndication costs	1,087,910
Shares issued for compensation and services	531,798

Shares outstanding December 31, 1999	20,884,957

    During 1999, the Company issued 5,730,000 shares of its common stock for cash in three separate issuances. The first issuance was 2,930,000 shares for cash consideration of $831,000 and was in accordance with the transactional exemption from registration afforded by Rule 504 of Regulation D, as promulgated under Section 3(b) of the Securities Exchange Act of 1933. The second issuance was 1,000,000 shares of restricted common stock to two entities, neither of which is affiliated with a director or executive officer of the Company, for cash consideration of $500,000 each or an aggregate of $1,000,000. The third issuance was 1,800,000 shares of common stock to one entity, which is not affiliated with a director or executive officer of the Company, for cash consideration of $450,000.

    The Company issued 2,000,000 shares of its restricted common stock for the acquisition of United Computing Group, Inc. and United Consulting Group, Inc. and 75,000 shares of its restricted common stock for the acquisition of Archer Mickelson Technologies, LLC.

    The Company issued 1,087,910 shares of its common stock to certain persons or entities as compensation for syndication services on behalf of the Company in completing its Rule 504 placement of common stock as discussed above.

    The Company issued 531,798 shares of its restricted common stock to certain employees of the Company and non-affiliated personnel as compensation for services to the Company. The Company charged as compensation expense the the fair value of the common stock on the date of issuance.

Note 14.  Major Customers

    During the year ended December 31, 1999, the Company had sales to the Texas A&M University system that accounted for 12% of total revenues for the year. During the period ended December 31, 1998, the Company had sales to Enron Corp. that accounted for 20% of total revenues for the year.

Note 15.  Industry Segments

    The Company has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." At December 31, 1999 the Company's three business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into three reportable segments (described below) since the long-term financial performance of these reportable segments is affected by similar economic conditions.

    ClearWorks Communications, Inc. subsidiary focuses primarily on the delivery of integrated voice, video and data services to the residential and commercial marketplace. Its proprietary technology enables it to proceed into the voice, video and data market for bundled consumption. The Company deploys dial tone, multi-channel digital video services, dedicated Internet connectivity, on-demand video rental, voicemail, security monitoring and a community intranet as a Bundled Digital Service into the home or office. ClearWorks Communications provides solutions to consumers by implementing technology, both within the community and within the home. Within the residential community, ClearWorks Communications is installing fiber optic backbones to deliver voice, video and data solutions directly to consumers.

    ClearWorks Structured Wiring Services, Inc. subsidiary focuses primarily on developing residential, commercial and educational accounts for deployment of structured wiring solutions and sale of audio and visual equipment to new construction single family and multi-family dwelling units. These customers consist of companies, school districts and universities and individuals that seek outside expertise to deploy fiber-optic and copper-based structured wiring solutions. ClearWorks Structured Wiring Services generates revenue through time and materials billings, consulting contracts, service and support contracts

    ClearWorks Integration Services, Inc. subsidiary provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, resale of network hardware, implementation of network hardware and support of private and enterprise networks. Additional services include desktop rollouts, multi-platform supports and Local Area Networks ("LAN"), as well as Wide Area Networks ("WAN") analysis and server deployment.

    The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income before net interest expense, income taxes, depreciation and amortization expense, accounting changes and non-recurring items.

    Summarized financial information concerning the Company's reportable segments is shown below in the following table:

	ClearWorks Communications	ClearWorks Structured Wiring	ClearWorks Integration Services	Corporate and Eliminations	Consolidated
Year ended December 31, 1999:
Revenues from unaffiliated customers	42,000	1,383,000	1,607,000	—	3,032,000
Segment profit (loss)	(419,000)	(127,000)	111,000	(3,110,000)	(3,545,000)
Total assets	1,771,000	784,000	3,183,000	9,162,000	14,900,000
Capital expenditures	1,778,000	92,000	24,000	100,000	1,994,000
Depreciation and amortization	14,000	38,000	1,000	152,000	205,000
Year Ended December 31, 1998:
Revenues from unaffiliated customers	—	555,000	535,000	—	1,090,000
Segment profit (loss)	—	16,000	33,000	(207,000)	(158,000)
Total assets	—	42,000	47,000	1,101,000	1,190,000
Capital expenditures	—	—	—	208,000	208,000
Depreciation and amortization	—	13,000	—	71,000	84,000

Note 16.  Subsequent Events

    On February 14, 2000, Candlelight converted $1,500,000 face value and accrued interest thereon of the convertible debentures into 724,760 shares of common stock. Additionally, on March 15, 2000, the Company issued to Candlelight the remaining $2,000,000 face value of the 6% convertible debentures together with warrants to purchase 140,000 shares of common stock. (See Note 9).

    On March 17, 2000, ClearWorks Home Systems, Inc. acquired all of the assets of Secure-All Security, a sole proprietorship owned by Ronnie Evans. Secure-All Security is in the business of selling and installing security systems and monitoring the systems it installs. The Company paid Ronnie Evans $225,000 and 34,000 shares of common stock for the assets of Secure-All Security. The common stock was valued at approximately $9 per share for purposes of this transaction. The Company assumed liabilities of Secure-All Security totaling $131,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    During the Company's two most recent fiscal years ended December 31, 1999, and the subsequent interim period through February 9, 2000, there were no disagreements between the Company and McManus & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

    The audit report of McManus & Co., P.C. on the consolidated financial statements of ClearWorks.net, Inc. and subsidiary as of and for the fiscal years ended December 31, 1998 and 1997, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

    During the Company's two most recent fiscal years ended December 31, 1999, and the subsequent interim period through February 9, 2000, the Company did not consult with KPMG LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-B.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    Set forth in the following table are the names of the directors and each of the executive officers, their respective positions and ages, and the year in which each director was first elected. Each director has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has been qualified. Additional information concerning each of these individuals follows the table.

Name	Age	Position with the Company	Director Since
Michael T. McClere	39	Chairman of the Board and Chief Executive Officer	March 1998
Shannon D. McLeroy	34	President and Secretary	—
Carl A. Chase	50	Chief Financial Officer and Treasurer	—
Raymond G. Harrell III	37	Director	January 2000
Dennis Majeski	54	Director	January 2000

    Michael T. McClere. Mr. McClere is Chairman of the Board, Chief Executive Officer and a director. Prior to joining the Company, Mr. McClere had been involved in several businesses in the information technology (IT) area, serving on the board of directors and as chief executive officer. Mr. McClere has been involved in the purchasing of numerous businesses, as well as selling businesses that he had assisted in the development. Mr. McClere's business background includes all aspects of the development and implementation of information technology businesses. Mr. McClere has also assisted in the development and implementation of major technology deployments for NASA in various space centers throughout the world. As a consultant on information systems, Mr. McClere assisted Lockheed Engineering & Sciences Company from May 1988 to October 1990, SAE, Inc. from May 1984 to May 1988, and Baker Hughes from May 1979 to May 1984. Mr. McClere has over seventeen years experience in the information technology field. He has received a BS in Computer Science from The University of Houston-University Park in 1988.

    Mr. McClere is not a director of any other entity that has securities registered under the Securities Exchange Act of 1934.

    Shannon D. McLeroy. Mr. McLeroy serves as President and Secretary. Mr. McLeroy has been in the systems integration business for over ten years. He has worked beginning as a technician and has progressed through various stages of management. Mr. McLeroy has managed teams of engineers to deploy technical computer services with the last three companies with which he has worked. Mr. McLeroy was solely responsible for managing and putting together a team of computer professionals to run a major portion of Exxon USA's network. This network was responsible for delivering key financial and business data to enable Exxon to perform its business.

    Carl A. Chase. Mr. Chase is Chief Financial Officer and Treasurer. Mr. Chase is responsible for managing the finance, accounting, tax, treasury, investor relations and risk management functions. Prior to joining the Company, Mr. Chase was Vice President-Finance and Chief Financial Officer of Bannon Energy Incorporated, a privately owned energy company involved in the exploration for and production of oil, natural gas and natural gas liquids from December 1992 to August 1999. At Bannon, Mr. Chase was responsible for the financial and administrative functions including financial reporting, investor relations, liaison with financial institutions, financing for capital programs, product price hedging and risk management. Mr. Chase has 24 years experience in the areas of finance, accounting and administration, primarily in the oil and gas industry. He has held various positions with both major and independent oil and gas companies. In those positions, Mr. Chase was responsible for SEC reporting and compliance, obtaining financing for capital programs, mergers and acquisitions, budgeting and forecasting and policies, procedures and internal controls. Mr. Chase received a Bachelor of Accountancy degree from the University of Oklahoma in 1975.

    Raymond G. Harrell III has been a director of the Company since January 2000. Mr. Harrell currently is employed by Continental Airlines as a Director of International Schedules and has been employed by Continental Airlines since September 1987. He attended the University of Houston and in 1985 earned a Bachelor of Science degree in Industrial Distribution.

    Mr. Harrell is not a director of any other entity that has securities registered under the Securities Exchange Act of 1934.

    Dennis Majeski has been a director of the Company since January 2000. He has been involved in the information technology field for over 25 years. Mr. Majeski currently is employed by Alcatel, Inc. as a Territory Manager and has been employed by Alcatel (formerly known as Xylan) for two years. His business background includes all aspects of the development and implementation of information technology. He was employed by Milky Way Networks, Inc. from 1996 to 1997, Luxcom, Inc. from 1991 to 1996, and AT&T from 1970 to 1982. He attended the University of Nebraska (1968 to 1974) and the Longview College (1974 to 1976).

    Mr. Majeski is not a director of any other entity that has securities registered under the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

    The following table sets forth in summary form the compensation received during each of the last three successive completed fiscal years by Michael T. McClere, Chief Executive Officer and Chairman Of The Board and Shannon D. McLeroy, President and Secretary. None of the other executive officers received total salary and bonus exceeding $100,000 during any of the last three completed years. Carl A. Chase, Chief Financial Officer and Treasurer, was earning an annual salary of $108,000 for 1999.

Summary Compensation Table

							Long Term Compensation
							Awards
	Annual Compensation									Payouts
							Restricted Stock Awards ($)
Name and Principal Position	Fiscal Year		Salary ($)(1)		Bonus ($)(2)	Other Annual Compensation ($)(3)		Options (#)		LTIP Payouts ($)(4)	All Other Compensation ($)(5)
Michael T. McClere, Chief Executive Officer and Chairman Of The Board	1999 1998 1997	(7)(8)	$ $ $	144,792 78,125 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	500,000 -0- -0-	(6)	-0- -0- -0-	-0- -0- -0-
Shannon D. McLeroy, President and Secretary	1999 1998 1997	(7)	$ $ $	104,792 73,375 11,250	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	500,000	(6)	-0- -0- -0-	-0- -0- -0-

(1)
The dollar value of base salary (cash and non-cash) received during the year indicated.

(2)
The dollar value of bonus (cash and non-cash) received during the year indicated.

(3)
During the period covered by the Summary Compensation Table, the Company did not pay any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4)
Except for the Long Term Incentive Plan and Stock Warrant Plan, the Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(5)
All other compensation received that the Company could not properly report in any other column of the Summary Compensation Table including annual contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by the Company on its behalf with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by the Company on its behalf.

(6)
These options were granted in accordance with the Company's 1999 Long Term Incentive Plan. For additional information regarding this plan, please see below "1999 Long Term Incentive Plan".

(7)
As part of the Company's April 1998 recapitalization with Southeast, a Stock Warrant Plan dated April 24, 1998 was executed by the former management of Southeast in conjunction with the Agreement for Purchase of Common Stock dated April 1, 1998 and Addendum to Agreement for Purchase of Common Stock dated April 24, 1998. In the Addendum to Agreement for Purchase of Common Stock, the management of Southeast agreed to issue warrants to each of the stockholders of Southeast in amounts proportionate to their stockholdings in Southeast. The names of the stockholders and the number of warrants issued to each are set forth below. Although Mr. McLeroy, Mr. McClere and entities related to Mr. McClere each received warrants in this transaction, the Company did not recognize issuance of the warrants to be compensation to either Mr. McLeroy or

  Mr. McClere because the warrants were exchanged for equity interests owned by each of the persons or entities named below:

Name:	Warrant Class	Amount
Shannon D. McLeroy	A	300,000
	B	300,000
Michael T. McClere	A	210,000
	B	210,000
Tech Technologies Services LLC*	A	240,000
	B	240,000
Rachel McClere 1998 Trust	A	50,000
	B	50,000
McClere Family Trust	A	200,000
	B	200,000

*
Celia Figueroa is the General Manager of Tech Technologies Services LLC and therefore may be considered a beneficial owner of the warrants held in the name of Tech Technologies. At the time of the transaction described above, Ms. Figueroa was Secretary and General Counsel of the Company.

(8)
From January 1, 1998 to March 31, 1998, the Company engaged Tech Technologies as a consultant pursuant to a consulting agreement that provided that Tech Technologies would provide financial and managerial consulting services to the Company in exchange for $10,000 per month. During that period, Michael T. McClere was the General Manager of Tech Technologies. Effective April 1, 1998 the consulting agreement with Tech Technologies was terminated and Mr. McClere became an employee of the Company.

Option Grants Table

    The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 1999 to each person named above in the Summary Compensation Table.

Name	Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Michael T. McClere	500,000	17.4%	$2.00/Share	12/9/04
Shannon D. McLeroy	500,000	17.4%	$2.00/Share	12/9/04

The options described above were issued pursuant to the 1999 Long-Term Incentive Plan and will become exercisable only upon approval of that plan by the stockholders of the Company as described below in "Long-Term Incentive Plan". The options are shown in this table and also in the Summary Compensation Table under "Long Term Compensation Awards—Options".

  Long-Term Incentive Plan

    On May 12, 1999, the Long-Term Incentive Plan (the "1999 Plan") was adopted by the Board of Directors. In order to become and remain fully effective, the 1999 Plan must be approved by the stockholders of the Company on or before May 12, 2000. None of the options granted pursuant to the 1999 Plan may be exercised unless and until the 1999 Plan is approved by the stockholders. Pursuant to the 1999 Plan, an aggregate of 10,000,000 shares of common stock may be granted to key employees, directors and other persons who have contributed or are contributing to the Company's success. Alternatively, options to purchase common stock, stock appreciation rights or cash may be granted instead of outright awards of stock. The options that may be granted pursuant to the 1999 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or nonqualified options. The 1999 Plan is administered by the Board of Directors. Administration of the 1999 Plan includes determination of the terms of options granted under the 1999 Plan. At March 31, 2000, options to purchase 3,027,500 shares were outstanding under the 1999 Plan and options to purchase 6,982,500 shares were available to be granted pursuant to the 1999 Plan.

    On December 9, 1999, options to purchase 500,000 shares of Company common stock were granted to each of Michael T. McClere and Shannon McLeroy. These options are exercisable at a price of $2.00 per share and all of the options expire on December 9, 2004. Also on December 9, 1999, options to purchase 400,000 shares at $.25 per share were granted to Carl A. Chase pursuant to the 1999 Plan. Mr. Chase's options also expire on December 9, 2004. Upon stockholder approval of the 1999 Plan, options held by Mr. Chase to purchase 100,000 shares will then be exercisable and options to purchase 100,000 shares will become exercisable on each of August 16, 2001, August 16, 2002 and August 16, 2003. The options issued to each of Messrs. McClere and McLeroy also are included above in both the Summary Compensation Table and the Option Grants Table.

  Stock Warrant Plan

    Effective as of April 24, 1998, Southeast instituted a Stock Warrant Plan (the "Warrant Plan"). After the merger of Southeast into the Company on May 12, 1998, the Warrant Plan continued to be effective as the Company's stock warrant plan. Pursuant to the Warrant Plan, the Company may issue Class A Warrants or Class B Warrants to key employees, directors, and other persons who have contributed or are contributing to the Company's success. Each Class A or Class B Warrant allows the holder to purchase one share of common stock. The maximum number of shares underlying all warrants that may be granted pursuant to the Warrant Plan is limited to 5,000,000 shares. The warrants granted pursuant to the Warrant Plan may be considered either incentive options qualifying for beneficial tax treatment for the recipient or nonqualified options. The Warrant Plan is administered by the Board of Directors. At February 17, 2000, Class A Warrants to purchase 1,000,000 shares and Class B Warrants to purchase 1,000,000 shares were outstanding under the Warrant Plan, and warrants to purchase 3,000,000 shares were available to be granted pursuant to the Warrant Plan.

  Compensation of Outside Directors

    Members of the Board of Directors, regardless of whether employed by the Company, are not compensated for meeting attendance or otherwise, but are entitled to reimbursement for travel expenses. The Company does not pay additional amounts for committee participation or special assignments of the Board Of Directors.

  Employment Contracts and Termination of Employment and Change-in-Control Arrangements

    Currently, there are no written employment contracts with respect to any of the Company's officers and no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment or from a change in control of the company or a change in an executive officer's responsibilities following a change in control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    As of February 17, 2000, there were 20,894,957 shares of common stock outstanding. The following table sets forth information as of that date with respect to the beneficial ownership of common stock by each director and nominee for director, by all executive officers and directors as a group, and by each other person known by the Company to be the beneficial owner of more than five percent of the common stock:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Shares Outstanding
Michael T. McClere 2450 Fondren, Suite 200 Houston, Texas 77063	6,103,699	(2)	26.8%
Shannon D. McLeroy 2450 Fondren, Suite 200 Houston, Texas 77063	2,875,625	(3)	13.1%
Carl A. Chase 2450 Fondren, Suite 200 Houston, Texas 77063	100,000	(4)	*
Raymond G. Harrell III 4335 Alysheba Lane Friendswood, Texas 77546	600		*
Dennis Majeski 25227 Grogan's Mill Road, Suite 125 The Woodlands, Texas 77380	1,000		*
All Executive Officers and Directors as a group (five persons)	9,380,924	(2)(3)	38.6%
Tech Technologies Services LLC 2450 Fondren, Suite 205 Houston, Texas 77063	1,980,000	(5)	9.3%

*
Less than one percent.

(1)
"Beneficial ownership" is defined in the regulations promulgated by the U.S. Securities and Exchange Commission as having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)
Includes options to purchase up to 500,000 shares of common stock at an exercise price of $2.00 per share, which options will be exercisable until December 9, 2004. These options were granted pursuant to the 1999 Plan and will become exercisable only upon approval of the 1999 Plan by the stockholders. Also includes Class A warrants to purchase 210,000 shares of common stock held by Mr. McClere, Class A warrants to purchase 50,000 shares held by the Rachel McClere 1998 Trust and Class A warrants to purchase 200,000 shares held by the McClere Family Trust. The Class A warrants currently are exercisable at an exercise price of $3.00 per share until the warrants expire on April 24, 2003. Also includes Class B warrants to purchase 210,000 shares of common stock held by Mr. McClere, Class B warrants to purchase 50,000 shares held by the Rachel McClere 1998 Trust and Class B warrants to purchase 200,000 shares held by the McClere Family Trust. The Class B warrants currently are exercisable at an exercise price of $6.00 per share until the warrants expire on April 24, 2008. Also includes 312,500 shares held by the Rachel McClere 1998 Trust and 1,250,000 shares held by the

  McClere Family Trust. Also includes 1,500,000 shares of common stock and warrants to purchase 480,000 shares of common stock, all of which are held by Tech Technologies Services LLC. Mr. McClere owns 90 percent of the outstanding equity interests in Tech Technologies Services LLC. The warrants held by Tech Technologies are described in footnote (4) below. The securities held by Tech Technologies are included twice in the table; they are listed as being held beneficially by both Mr. McClere and Tech Technologies.

(3)
Includes options to purchase up to 500,000 shares of common stock at an exercise price of $2.00 per share, which options will be exercisable until December 9, 2004. These options were granted pursuant to the 1999 Plan and will become exercisable only upon approval of the 1999 Plan by the stockholders. Also includes immediately exercisable Class A warrants to purchase 300,000 shares of common stock at an exercise price of $3.00 per share until the warrants expire on April 24, 2003. Also includes immediately exercisable Class B warrants to purchase 300,000 shares of common stock at an exercise price of $6.00 per share until the warrants expire on April 24, 2008. Also includes 625 shares held by Mr. McLeroy's wife.

(4)
Includes options to purchase up to 100,000 shares of common stock until December 9, 2004. Exercise of these options is subject to stockholder approval of the 1999 Plan. On December 9, 1999, Mr. Chase was granted options to purchase up to 400,000 shares for $.25 per share until December 9, 2004. Upon receipt of stockholder approval, options to purchase 100,000 of these shares will then be immediately exercisable, and options to purchase 100,000 will become exercisable on each of August 16, 2001, August 16, 2002 and August 16, 2003.

(5)
Includes currently exercisable Class A warrants to purchase 240,000 shares of common stock at an exercise price of $3.00 per share until the warrants expire on April 24, 2003. Also includes currently exercisable Class B warrants to purchase 240,000 shares of common stock at an exercise price of $6.00 per share until the warrants expire on April 24, 2008. All of the securities indicated are included twice in the table; they are listed as being held beneficially by both Michael T. McClere and Tech Technologies Services LLC. Mr. McClere owns 90 percent of the outstanding equity interests in Tech Technologies.

Item 13.  Certain Relationships and Related Transactions

    In connection with the transaction between Millennium Integration Technologies, Inc., a Texas corporation, ("Millennium Texas") and Southeast Tire Recycling, Inc., during 1998 a total of 1,312,500 shares of common stock were issued to Michael T. McClere and 1,875,000 shares of common stock were issued to Shannon D. McLeroy, who together were the principal stockholders of Millennium Texas. The Company also agreed to issue warrants to purchase 920,000 shares of stock to Mr. McClere and his affiliates, warrants to purchase 600,000 shares of stock to Mr. McLeroy and warrants to purchase 480,000 shares of stock to Tech Technologies Services LLC. Mr. McClere is the beneficial owner of 90 percent of the outstanding equity interests of Tech Technologies. The General Manager of Tech Technologies is Celia Figueroa who was our General Counsel and Secretary at the time of this transaction. One-half of the warrants were Class A warrants and one-half were Class B warrants.

    During the fiscal year 1997, the Company borrowed $22,000 from Michael T. McClere, Chairman of the Board, with a note due November 13, 1998; and borrowed an additional $30,000 with a note due March 31, 1999. These notes were repaid during 1999. On December 13, 1999, the Company borrowed $150,000 from Mr. McClere. This loan was evidenced by a promissory note and bore interest at the rate of 12% per year until it was repaid on January 10, 2000.

    On December 9, 1999, options to purchase 500,000 shares of common stock were granted to each of Michael T. McClere and Shannon McLeroy pursuant to the 1999 Plan. Upon stockholder approval of the 1999 Plan, these options become exercisable at a price of $2.00 per share and all of the options will expire on December 9, 2004. Also on December 9, 1999, options to purchase 400,000 shares at $.25 per share were granted to Carl A. Chase pursuant to the 1999 Plan. Upon stockholder approval of the 1999 Plan, options held by Mr. Chase to purchase 100,000 shares will then be immediately exercisable and options to purchase 100,000 shares will become exercisable on each of August 16, 2001, August 16, 2002 and August 16, 2003. Mr. Chase's options also expire on December 9, 2004.

    Except as described above, during the last two years there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the common stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

PART IV

Item 14. Exhibits, Financial Statement, Schedules and Reports on Form 8-K

      27.1  Financial Data Schedule

SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ MICHAEL T. MCCLERE Michael T. McClere	Chief Executive Officer (Principal Executive Officer); Chairman of the Board and Director Michael T. McClere	April 7, 2000
/s/ SHANNON D. MCLEROY Shannon D. McLeroy	President and Secretary	April 7, 2000
/s/ CARL A. CHASE Carl A. Chase	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 7, 2000
/s/ DENNIS MAJESKI Dennis Majeski	Director	April 7, 2000
/s/ RAYMOND G. HARRELL III Raymond G. Harrell III	Director	April 7, 2000

QuickLinks

PART I
  Item 1. Business
  Item 2. Description of Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures of Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement, Schedules and Reports on Form 8-K