Form 10QSB
period 2000-03-31
CLEARWORKS NET INC
filed 2000-05-22
CIK 1087328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

      Commission File Number 000-26547

                              CLEARWORKS.NET, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)


            Delaware                                          76-0576542
----------------------------------                     ------------------------
State  or other  Jurisdiction  of                           I.R.S. Employer
Incorporation or Organization                             Identification No.

                  2450 Fondren, Suite 200, Houston, Texas 77063
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (713) 334-2595
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


      Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

--------------------------------------------------------------------------------
Common Stock, $.001 par value                                 21,993,707
------------------------------                          ------------------------
                                                           Number of Shares
                                                        outstanding at March 31,
Title of Class                                                   2000
One exhibit included.

                              CLEARWORKS.NET, INC.

                                      INDEX

PART 1       FINANCIAL INFORMATION

                                                                        PAGE NO.
             Item 1.   Consolidated Balance Sheets
                         March 31, 2000 and 1999                               3

                       Consolidated Statements of Operations
                         For the Three Months Ended March 31, 2000 and 1999    4

                       Consolidated Statements of Cash Flows
                         For the Three Months Ended March 31, 2000 and 1999    5

                       Consolidated Statements of Changes in Shareholders'
                         Equity (Deficit)
                         December 31, 1999 and March 31, 2000                  6

                       Notes to Consolidated Financial Statements              7

             Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  11

PART 2       OTHER INFORMATION

             Item 1.   Legal Proceedings                                      17

             Item 2.   Changes in Securities                                  17

             Item 3.   Defaults Upon Senior Securities                        17

             Item 4.   Submission of Matter to a Vote of Security Holders     17

             Item 5.   Other Information                                      17

             Item 6.   Exhibits and Reports on Form 8-K                       17

                         PART 1 FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      March 31, 2000 And December 31, 1999



                                                    March 31,      December 31,
                                                      2000            1999
          ASSETS                                   (Unaudited)      (Audited)
                                                   ------------    ------------
Current assets:
  Cash .........................................   $    770,377    $  1,247,000
  Accounts receivable, net of allowance for
    doubtful accounts of $93,081 ...............      3,681,241       3,388,000
  Stock subscription receivable ................        450,000
  Inventories ..................................      1,034,086         332,000
  Prepaid expenses and other current assets ....         74,079         229,000
                                                   ------------    ------------
        Total current assets ...................      5,560,414       5,646,000
                                                   ------------    ------------
Property and equipment, net ....................      3,368,592       2,256,000
                                                   ------------    ------------
Other assets:
  Goodwill, net ................................      5,752,444       5,449,000
  Deferred financing costs .....................      1,760,369       1,142,000
  Other ........................................         70,148         407,000
                                                   ------------    ------------
                                                      7,582,961       6,998,000
                                                   ------------    ------------
        Total assets ...........................   $ 16,511,967    $ 14,900,000
                                                   ============    ============
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade ......................   $  2,838,908    $  3,197,000
  Accrued expenses .............................        698,911         461,000
  Current maturities of long-term debt .........        899,844         860,000
  Note payable, shareholder ....................              0         150,000
                                                   ------------    ------------
        Total current liabilities ..............      4,437,663       4,668,000
                                                   ------------    ------------
Long-term debt, net of current maturities ......        500,000         535,000
                                                   ------------    ------------
6% Convertible debentures, net of discount of
  $265,000......................................      3,235,500       2,735,000
                                                   ------------    ------------
Shareholders' equity:
Common stock, $.001 par value; 50,000,000
  shares authorized; 21,993,707  and ...........     20,884,957
  shares issued and outstanding March 31, 2000
  and December 31, 1999, respectively ..........         21,994          21,000
  Additional paid-in capital ...................     13,057,122      10,988,000
  Accumulated deficit ..........................     (4,740,312)     (4,047,000)
                                                   ------------    ------------
                                                      8,338,804       6,962,000
                                                   ------------    ------------
         Total liabilities and
           shareholders' equity ................   $ 16,511,967    $ 14,900,000
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                          MARCH 31,      MARCH 31,
                                                            2000           1999
                                                        ------------    ------------
Revenues:
   ClearWorks Integration Services ..................   $  4,655,113    $    430,442
   ClearWorks Home Systems ..........................        302,768            --
   ClearWorks Structured Wiring .....................        155,965            --
   ClearWorks Communications ........................        280,902            --
                                                        ------------    ------------
                                                           5,394,748         430,442
Costs and expenses:
    ClearWorks Integration services and materials ...      3,996,149         134,090
    Home Systems services and materials .............        192,135            --
    Structured Wiring services and materials ........         48,277            --
    Communications services and materials ...........        209,863            --
    Selling, general and administrative expenses ....      1,212,345          97,295
    Depreciation and amortization ...................        323,027          13,212
                                                        ------------    ------------
                                                           5,981,796         244,597
Income(loss) from operations ........................       (587,049)        181,005
Other income/(expense):
    Interest income .................................          6,755            --
    Interest expense ................................       (112,961)           --
                                                        ------------    ------------
Income taxes, net of valuation allowances ...........           --              --
                                                        ------------    ------------
Net income(loss) ....................................   $   (693,254)   $    181,005
                                                        ============    ============
Income(loss) per share:
    Basic ...........................................           (.03)            .01
    Diluted .........................................           (.03)            .01

Weighted average number of common shares outstanding:
    Basic ...........................................     21,993,707      15,538,159
    Diluted .........................................     23,713,707      15,538,159

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                             MARCH 31, 2000    MARCH 31, 1999
                                                             --------------    --------------
Cash flows from operating activities:
  Net income(loss) .......................................   $     (693,254)   $      181,005
                                                             --------------    --------------
Adjustments to reconcile net loss to net cash
    used by operating activities, net of
    acquisitions:
       Depreciation and amortization .....................          323,027            13,212
       Stock issued for compensation and services ........           10,000              --
       (Increase) Decrease  in accounts receivable .......          156,759          (300,617)
       (Increase) Decrease in inventories ................         (702,086)          (21,558)
       (Increases) in  prepaids and other current
         assets ..........................................         (154,921)          (38,283)
       Increase (Decrease) in accounts payable ...........         (358,092)           86,824
       Increase (Decrease) in accrued expenses ...........          237,911          (129,288)
                                                             --------------    --------------
    Total adjustments ....................................         (487,402)         (389,710)
                                                             --------------    --------------
  Net cash used by operating activities ..................       (1,180,656)         (208,705)

Cash flows from investing activities:
       Acquisitions, net .................................          265,000              --
                                                             --------------    --------------
       Capital expenditures ..............................       (1,158,780)         (412,598)
                                                             --------------    --------------
  Net cash used by investing activities ..................       (1,423,780)         (412,598)
Cash flows from financing activities:
       Proceeds from notes payable, net of
         repayments ......................................          224,844             2,919
       Proceeds from issuance of convertible
         debentures, net .................................          500,500              --
       Proceeds from common stock sales, net .............        1,754,050           909,383
       Deferred financing costs, net .....................         (351,589)             --
                                                             --------------    --------------
  Net cash provided by financing activities ..............        2,127,813           912,302
  Net (Decrease) increase in cash ........................         (476,623)          290,999
Cash at the beginning of the period ......................        1,247,000           161,957
                                                             --------------    --------------
Cash at the end of the period ............................   $      770,377    $      452,956
                                                             ==============    ==============
Supplemental disclosures of cash flow information:
        Interest expense paid ............................   $      112,961    $        4,480
        Interest income received .........................   $        6,755    $         --

Supplemental disclosures of non-cash investing activities:
        Issuance of common stock for asset acquisitions ..   $      306,000              --

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND YEAR ENDED DECEMBER 31, 1999

                                                                                 ADDITIONAL      RETAINED EARNINGS       TOTAL
                                                  SHARES OF                        PAID-IN         (ACCUMULATED       SHAREHOLDERS'
                                                 COMMON STOCK    COMMON STOCK      CAPITAL           DEFICIT)             EQUITY
                                                 ------------    ------------    ------------    -----------------    -------------
Balances, December 31, 1998 ..................     11,460,249          11,000       1,152,000             (279,000)         884,000

Stock issued for acquisitions ................      2,075,000           2,000       4,893,000                 --          4,895,000

Stock issued for cash, net of ................      6,817,910           7,000       2,260,000                 --          2,267,000
    registration fees and expenses

Warrants issued for services .................           --              --         1,142,000                 --          1,142,000

Stock issued for incentive
    compensation and services ................        531,798           1,000       1,276,000                 --          1,277,000

Warrants issued with convertible .............           --              --           265,000                 --            265,000
    debentures

Net loss .....................................           --              --              --             (3,768,000)      (3,768,000)
                                                 ------------    ------------    ------------    -----------------    -------------
Balances, December 31, 1999 ..................     20,884,957    $     21,000    $ 10,988,000    $      (4,047,000)   $   6,962,000
                                                 ============    ============    ============    =================    =============

Stock issued for acquisitions ................         34,000              30         305,970                 --            306,000

Stock issued for cash, net of
registration fees and expenses ...............        724,760             650       1,499,350                 --          1,500,000

Stock issued for services ....................         50,000              50           9,950                 --             10,000

Common stock issued for cash
(warrant conversion) .........................        300,000             300         299,700                 --            300,000

Syndications Costs ...........................           --              --           (45,848)                --            (45,848)

Other, rounding ..............................             (9)            (36)           --                    (58)             (94)

Net Loss .....................................           --              --              --               (693,254)        (693,254)

Balances, December 31, 1999 ..................     21,993,707    $     21,994    $ 13,057,122    $      (4,740,312)   $   8,338,804
                                                 ============    ============    ============    =================    =============

See accompanying notes to consolidated financial statements.

                           CLEARWORKS.NET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                   (UNAUDITED)

Note 1.     Summary of Significant Accounting Policies

A)    UNAUDITED

      The unaudited financial statements included herein for the Company for the three months ended March 31, 2000 have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes thereto for the annual periods ended December 31, 1999 and 1998.

B)    CONSOLIDATION

      At March 31, 2000, the Company has four wholly owned subsidiaries:
      ClearWorks Communications, Inc., ClearWorks Structured Wiring Services, Inc., and ClearWorks Integration Services, Inc., and ClearWorks Integration Services, Inc. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

C)    USE OF ESTIMATES

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

D)    CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with an initial MATURITY of three months or less to be cash equivalents.

E)    PROPERTY AND EQUIPMENT

      Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method over the following useful lives:

                                                                   YEARS
                                                                   -----
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

F)    INVENTORIES

      Inventories are valued at the lower of cost or market. The cost is determined by using the first in first out ("FIFO") method. Inventories consist primarily of materials, equipment and work in process.

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

H)    REVENUE RECOGNITION

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

I)    EARNINGS (LOSS) PER COMMON SHARE

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

J)    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Note 2.     Business Combinations

      On March 17, 2000 ClearWorks Home Systems, Inc. paid acquired all of the assets of Secure-All Security, a sole proprietorship owned by Ronnie Evans. Secure-All Security is in the business of selling and installing security systems and monitoring the systems it installs. The Company paid Ronnie Evans $265,000 and 34,000 shares of common stock for the assets of Secure-All Security. The common stock was valued at approximately $9 per share for purposes of this transaction. The Company assumed liabilities of Secure-All Security totaling $131,000.

Note 3.     Issuance of Common Stock

      During the three month period ended March 31, 2000, the Company issued 1,108,751 shares of common stock. The following table summarizes the shares of common stock issued:

      Shares outstanding December 31, 1999                  20,884,957
                                                          ------------
          Shares issued for cash                               724,760
          Shares issued for acquisitions                        34,000
          Shares issued for services                            50,000
          Shares issued for warrant conversion                 300,000
          Shares cancelled                                          (9)
                                                          ------------
      Shares outstanding March 31, 2000                     21,993,707


      The Company issued 724,760 shares of its common stock associated with conversion of the 6% convertible debentures.

      The Company issued 50,000 shares of its common stock associated with services performed for the Company.

      The Company issued 300,000 of its common stock associated with conversion of warrants.

      The Company issued 34,000 shares of its restricted common stock associated with the acquisition of Secure-All Security.

Note 4. Convertible Debentures

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

      On February 10, 2000 the Company converted $1,500,000 total face value of the 6% convertible debentures into 764,760 shares of common stock.

Note 5.  Subsequent Events

      On April 19, 2000 the Company received from Candlelight a total of $2,000,000 in exchange for an additional $2,000,000 total face value 6% convertible debentures due December 13, 2001. The terms of the debenture were similar in nature to the December 13, 1999 transaction.

      On April 28, 2000 The Annual Meeting Of Stockholders of the Company was held at 10:00 a.m. (local time) at J.W. Marriott, 5150 Westheimer Rd., Houston, Texas, for the following purposes:

      1.    To elect a Board Of Directors consisting of three Directors: Michael
            T. McClere, Dennis Majeski and Raymond Harrell.

      2. To consider a proposal to amend our Certificate Of Incorporation to change the name of our Company to ClearWorks.net, Inc.

      3. To consider a proposal recommended by the Board Of Directors to approve our 1999 Long-Term Incentive Plan.

      4. To consider and vote upon a proposal recommended by the Board Of Directors to ratify the selection of KPMG LLP to serve as our independent certified accountants.

      5. To transact any other business that properly may come before the annual meeting.

      Only the stockholders of record as shown on the Company's transfer books at the close of business on March 17, 2000 were entitled to notice of, and to vote at, the annual meeting.

      On the date of the meeting, a quorum was present and voted. All proposals were passed with the exception of Proposal No. 3--the 1999 Long-Term Incentive Plan. The 1999 Long Term Incentive Plan was defeated. As a result, the stock options granted to Company's key employees became unenforceable and invalid. The Board of Directors intends to propose an alternate employee compensation plan to compensate its key employees.

      On May 1, 2000 the Company received conversion notice from Candlelight to convert $500,000 of the outstanding 6% convertible debentures into 155,050 shares of common stock.

      On May 9, 2000 ClearWorks Home Systems, Inc. entered into a letter of intent with Home Systems Integration (H.S.I.) to acquire substantially all of the assets of the business. H.S.I. is in the business of providing residential structured wiring, security systems, audio/video solutions and home automation

      On May 8, 2000 the Company's Chief Financial Officer, Carl A. Chase resigned. The President of the Company is currently assuming the duties of the Chief Financial Officer.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, which was filed on April 10, 2000. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

RISKS RELATING TO FORWARD-LOOKING STATEMENTS

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

OVERVIEW

GENERAL

As of March 31, 2000 the Company currently offers voice, data and video services for both commercial and residential customers. The Company operates and provides its services in Houston, San Antonio, Austin and McAllen, Texas; Las Vegas, Nevada; and Phoenix, Arizona. In addition, the Company recently announced the opening of an office in London, England to continue to expand the market for its products. The Company's vision is to become an industry leader in integrated voice, data and video solutions. The Company is pursuing this vision by integrating technology and technology based companies into its organization focused on the delivery of a suite of digital services to its clients through the use of Internet Protocol (IP). The Company is taking advantage of the convergence of telephone, cable TV, satellite TV, telecommunications and Internet technology to accomplish its objectives. Additionally, the Company intends to take advantage of the deregulation of the telecommunications industry based on the passage by the US Congress of the Telecommunications Act in 1996.

The Company initially began developing its voice, data and video integration capabilities to address business needs. During its early operations, the Company recognized an opportunity to utilize its expertise to develop and deliver "Bundled Digital Services" (BDS) to residential customers directly. The Company has developed a proprietary solution to deliver a digital services packages directly to consumers. Through research and development (R&D), the Company possesses technology that can utilize a high speed Internet connection for the delivery of all services. The Company currently provides a wide array of digital solutions to its commercial customers and it began deploying its technology to residential customers during the third quarter of 1999.

RESEARCH & DEVELOPMENT.

 The Company has committed, and expects to continue to commit in the future, substantial resources for the development of BDS services. Research and development efforts are directed at improving the performance and expanding on the capability of BDS. The Company is currently in field trials for BDS and is evaluating additional services to deliver to its consumers.

PRINCIPAL OPERATING COMPANIES.

The Company presently has four wholly owned subsidiaries which constitute its principal operating companies: ClearWorks Structured Wiring Services, Inc., a Texas corporation (formerly known as Millennium Integration Technologies, Inc.); ClearWorks Communications, Inc., a Texas corporation; ClearWorks Integration Services, Inc. (formerly known as Archer Mickelson Technologies, L.L.C., a Texas limited liability company), and ClearWorks Home Systems, Inc., a recently formed Texas corporation. ClearWorks Communications, Inc. has two wholly owned subsidiaries named Northpointe Telecom Services, L.L.C. and Stonegate Telecom, L.L.C. The Company anticipates the advantages of operating these companies together based on delivering like services to both sets of customers, much like the regional Bell operating companies (RBOCs) do today. Additionally, the Company can utilize its technology to deliver voice, data and video solutions to both sets of customers via the internet.

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

ClearWorks Communications, Inc. focuses primarily on the delivery of integrated voice, data and video services to the residential marketplace. The Company has proprietary technology to enable it to proceed into the voice, data and video market for bundled consumption via high speed fiber optics connections. The Company foresees deploying dialtone, multi-channel digital video services, dedicated internet connectivity, on-demand video rental, voicemail, and a community intranet as a Bundled Digital Services package over one fiber connection into the home. The market for these customers is just beginning to develop and is benefited by a strategic business alliance with other companies in the technology market. ClearWorks Communications is providing solutions to consumers by implementing technology both within the community and within the home. Within the residential community, ClearWorks Communications is installing FTTH backbones to deliver voice, data and video solutions directly to consumers. The Company's projects include a Community Intranet for integrating local businesses and schools into the community. The market for "bundled digital services" is just beginning to develop in the US based on the Telecommunications Act and deregulation of the marketplace.

ClearWorks Integration Services, Inc. performs and provides various network integration and product technology to clients for the delivery of voice, video and data. Utilizing a high level of technical expertise, such services include designing, consultation, implementation, building, modifying and supporting a variety of solutions. Customers consist primarily of Fortune 1000 companies who seek outside expertise to develop and integrate their various technology solutions. Among these customers, the company generates revenue through information technology consulting, computer networking services and equipment sales. The Company performs hardware and software installations, system upgrades and enhancements and maintenance services. The Company offers software and hardware products to enhance its ability to provide complex technology solutions for enterprise wide networks. The Company is an authorized nonexclusive reseller of networking products, which enables it to deliver integration services. Generally, these products are technically sophisticated and require a high level of integration services for successful deployment. The Company has nonexclusive reseller relationships with many industry-leading vendors of information technology products, including Compaq, Computer Associates, Network Associates, IBM, Hewlett Packard, Alctel Cabling Systems and 3Com. The Company is a value added reseller ("VAR"). That is, it purchases hardware and software directly from the manufacturer and resells these products at a higher price (retail) directly to the Company's customers. The Company's relationships with these leading aggregators of computer hardware and software enable the Company to provide its clients with competitive product pricing, ready product availability and services such as electronic product ordering, product configuration and testing, and product warehousing and delivery. The Company also purchases technology from Cisco Systems, Netscape and General Instruments. Moreover, these relationships enable the Company not to carry inventory normally associated with the delivery of products.

ClearWorks Home Systems, Inc. addresses new home building with the goal of integrating technology into the home. This includes structured wiring, security systems, audio/video solutions and home automation. As such, the primary customers of ClearWorks Home Systems are major builders and the home buyers themselves. Many of the systems installed are bundled into the mortgage of the actual home. The company integrates with its counterparts in delivery the key systems inside the home to prepare the home for high speed data services and other future technologies.

CONSOLIDATED RESULTS OF OPERATIONS

FISCAL Q1 2000 COMPARED TO FISCAL Q1 1999

                                                        March 31,    March 31,
                                                          2000         1999
                                                    ---------------------------
      Revenues                                      $    5,394,748   $  430,442
      Costs and expenses                                 5,981,796      244,597
      Loss from operations                                (587,049)     181,005
      Net loss                                           (693,254)      181,005
      Basic and diluted loss per share                       (.03)          .01

      The following summary table presents comparative cash flows of the Company for the periods ended March 31, 1999 and 2000:

                                                       March 31,      March 31,
                                                         2000           1999
                                                    ---------------------------
      Net cash used by operating activities           $(1,180,656)   $ (208,705)
      Net cash used by investing activities           $(1,423,780)   $ (412,598)
      Net cash provided by financing activities       $ 2,127,813    $  912,302


REVENUES

REVENUES. Total revenue increased by $4,964,306 over the March 31, 1999 fiscal quarter to $5,394,748 (an increase of 1,253.3%) for the quarter ended March 31, 2000. The Company acquired three companies during 1998, two companies during 1999, and one company in 2000. As a direct result of these acquisitions, the Company has been able to increase significantly its revenue in the primary areas in which it operates. Further increases are projected for the remainder of the year 2000 as a result of anticipated acquisitions.

      Revenues from ClearWorks Integration Services, Inc. increased from $119,390 during the first quarter 1999 to $4,655,113 (an increase of 3,899%) for the March 31, 2000 period. Integration revenues are derived from three principal product lines; information technology staffing and network engineering, vendor evaluation of network hardware and implementation of network hardware and support of private and enterprise networks. The Company has been able to increase its revenues in the integration area primarily due to the acquisition of United Computing Group, LLC in December 1999 and an increased customer base through sales leverage between the companies.

      Revenues from ClearWorks Structured Wiring, Inc. decreased from $311,052 during the first quarter 1999 to $155,965 (an decrease of 199.4%) for the March 31, 2000 period. Structured wiring revenues are derived from providing wiring solutions for commercial and education customers. ClearWorks Structured Wiring Services, Inc. deployed its structured wiring solutions to major education and commercial customers in the Houston area during the three months ended March 31, 2000. The Company anticipates that the decrease in revenues will continue as resources within ClearWorks Structured Wiring, Inc. are deployed on internal projects to build out Fiber-To-The-Home telecommunications networks.

      Revenues from ClearWorks Home Systems increased from $0 during the first quarter 1999 to $302,768 for the March 31, 2000 period. Home Systems revenues are derived from providing wiring solutions for residential, security systems and audio/visual equipment The Company anticipates that the increase in revenues will continue as the Company expands into new markets and completes acquisitions. The Company is currently ramping up to meet the demand generated by communities in the ClearWorks Communications backlog.

      Revenues from ClearWorks Communications, Inc. increased from $0 during the first quarter 1999 to $280,902 for the March 31, 2000 period. Revenues from delivery of the Company's Bundled Digital Services were $42,000 for the year ended December 31, 1999. The Company currently delivers voice, video and data services to residential homes in primarily new communities. The Company is currently deploying new infrastructure to ramp subscribers from its backlog of residential communities. The Company's subscriber revenue ramps directly proportional to the number of new homes built in its subdivisions each quarter. The Company anticipates bringing new communities on-line in the forth quarter of 2000.

COSTS AND EXPENSES RELATED TO REVENUES

COSTS AND EXPENSES. Costs and expenses increased to $5,981,796 for quarter ended March 31, 2000 compared to $244,597 for quarter ended March 31, 1999. Costs and expenses grew based on an increase in new revenues primarily from acquisitions. Margins within the subsidiaries were consistent with managements expectations, with gross margins for ClearWorks Structured Wiring at 46%, ClearWorks Integration Services at 16%, ClearWorks Communications at 62%, and ClearWorks Home Systems at 31%. Gross margins increased from $134,090 during the first quarter 1999 to $948,323 (an increase of 707%) for the March 31, 2000 period. This increase resulted primarily from the acquisition of United Computing Group in December of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $1,115,050 to $1,212,345 for the quarter ended March 31, 2000, from $97,295 quarter ended March 31, 1999. Selling, general and administrative expenses consist primarily of compensation to employees and management. During the first quarter 2000, the Company concentrated on streamlining it process and controls and focused on the goal of profitability and growth. The Company was streamlined, and departments and teams were evaluated for effectiveness. Staff was added in critical areas of the business including accounting and customer service. The Company had 131 management, sales and administrative personnel at March 31, 2000. Accounting fees were $76,722 for quarter ended March 31, 2000. Accounting fees were related to the Company's 1999 audit performed by KPMG, LLP. Legal fees for the quarter were $27,667 and primarily related to the Companies defense of outstanding civil litigation. The cost of investor relations for the quarter was $42,269 These expenses are comprised of transfer agent expenses, investor relations firm fees, press release services, printing and postage.

DEPRECIATION AND AMORTIZATION

The Company has recorded goodwill equivalent to the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. The Company amortizes this cost over a five-year period. In addition the Company acquired fixed assets to support the business growth. The fixed assets are depreciated over a two to seven year period. Depreciation and Amortization expenses increased by $309,815 to $323,027 for the quarter ended March 31, 2000 primarily due to the amortization of goodwill associated with acquisitions.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 2000 was $112,961 an increase over $0 for quarter ended March 31, 1999. Interest accrued primarily on outstanding loans which are due August 2000 and May 2001 (See accompanying notes to consolidated financial statements, Note 4: Notes Payable).

INTEREST INCOME

Interest income for the quarter ended March 31, 2000 was $6,722 an increase over $0 for quarter ended March 31, 1999. Interest was earned primarily on overnight bank sweeps on current cash balances.

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

CAPITAL EXPENDITURES

      The Company has incurred capital expenditures for construction of operating facilities, transportation and other field equipment, office furniture and computer equipment and software used in its operations. Capital expenditures for the quarter ended March 31, 2000 were $1,158,780.

CAPITAL RESOURCES

      During the quarter, Candlelight exercised its right to acquire, upon total payment to the Company of $2,000,000, an additional $2,000,000 face value of debentures and additional warrants to purchase up to 140,000 shares of common stock. The Company registered resale of the common stock underlying all debentures and warrants that have been or may be issued to Candlelight. In connection with the private placement, the Company agreed not to sell any of its securities until July 4, 2000, unless the securities are (1) issued in connection with a public offering of at least $15 million, (2) in connection with and acquisition of additional businesses or assets or (3) as compensation to employees, consultants, officers or directors.

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

                           PART II. OTHER INFORMATION

      ITEM 1.      LEGAL PROCEEDINGS

      The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations. Except for the legal proceedings described below, all other proceedings are incorporated herein by reference from Company's Form 10-KSB, which was previously filed on April 10, 2000.

      The Company is a defendant CAUSE NO. 1999-62209; SHERMAN GERALD MASON, D/B/A CASTLE DEVELOPMENTS, LTD. V. CLEARWORKS.NET, INC. FORMERLY CLEARWORKS TECHNOLOGIES, INC.; IN THE DISTRICT COURT OF HARRIS COUNTY, TEXAS; 157TH JUDICIAL DISTRICT. On December 17, 1999, Sherman Gerald Mason d/b/a Castle Developments, Ltd. filed suit against the Company in the 157th Judicial District Court of Harris County, Texas. In his Original Petition, Mr. Mason alleges the breach of a consulting agreement with the Company and seeks recovery of 500,000 shares of stock. He also seeks recovery of alleged monthly retainer payments in an undisclosed amount and seeks injunctive relief. The Company has filed an answer disputing all liability, asserting that the contract was terminable and that the contract is not enforceable because of the prior breaches of the consulting agreement by Mr. Mason.

      This suit was only recently served upon the Company. The Company has answered. No discovery has been propounded and no scheduling order or trial date has been entered in connection with the case.

      ITEM 2. CHANGES IN SECURITIES - None

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

      ITEM 5. OTHER INFORMATION - None

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CLEARWORKS.NET, INC.
                                              (Registrant)

                                         S/S Shannon McLeroy
May 19, 2000                             Shannon McLeroy
                                         Chief Financial Officer and Treasurer
                                         (duly authorized officer)