Form 10KSB/A
period 1999-12-31
CLEARWORKS NET INC
filed 2000-07-03
CIK 1087328

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


     FORM 10-KSB/A - ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the year ended December 31, 1999

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

      Commission File Number 000-26547

                              CLEARWORKS.NET, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as specified in its Charter)

            Delaware                                          76-0576542
----------------------------------                     -------------------------
  State or other Jurisdiction of                            I.R.S. Employer
   Incorporation or Organization                           Identification No.

                  2450 Fondren, Suite 200, Houston, Texas 77063
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (713) 334-2595
 ------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

      Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to
such filing requirements for the past 90 days.       [x] Yes    [ ]  No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

      The issuers revenues for the year ended December 31, 1999 were $3,032,000.

      The aggregate market value of the voting stock held by non-affiliates is $133,951,000.

Common Stock, $.001 par value                                21,919,717
------------------------------                      ----------------------------
Title of Class                                      Number of Shares outstanding
                                                         at March 31, 2000

One exhibit included.

                              CLEARWORKS.NET, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I    Item 1.  Business                                                 3
          Item 2.  Properties                                               9
          Item 3.  Legal Proceedings                                        9
          Item 4.  Submission of Matters to a Vote of Security Holders     12

PART II   Item 5.  Market for Registrant's Common Equity and Related       13
                      Stockholder Matters
          Item 6.  Selected Financial Data                                 13
          Item 7.  Management's Discussion and Analysis of Financial       14
                   Condition and Results of Operations
          Item 7A. Quantitative and Qualitative Disclosures of Market Risk 18
          Item 8.  Financial Statements and Supplementary Data             19
          Item 9.  Changes in and Disagreements with Accountants on        37
                      Accounting and Financial Disclosure

PART III  Item 10. Directors and Executive Officers of the Registrant      37
          Item 11. Executive Compensation                                  40
          Item 12. Security Ownership of Certain Beneficial Owners and     43
                      Management
          Item 13. Certain Relationships and Related Transactions          44

PART IV   Item 14. Exhibits, Financial Statement Schedules and Reports on  45
                      Form 8-K

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

      PRINCIPAL SUPPLIERS. ClearWorks Structured Wiring Services, Inc. purchases all of its fiber, IBM Home Director boxes, switches, connectors, interducts, and routers from several vendors, principally from G.E. Supply, Anixter, Accu-Tech Supply, LiteComm Supply Company, TVC Communications, and Rexel/Summers.

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

RISK FACTORS

THE COMPANY HAD OPERATING LOSSES IN THE PAST AND THERE IS NO GUARANTEE THAT IT WILL AGAIN BE PROFITABLE.

The Company had net losses of $5,159,000 for the fiscal year ended December 31, 1999 and of $2,826,000 for the three-month period ended March 31, 2000. Although it did have revenues of $3,032,000 for the fiscal year ended December 31, 1999, there is no assurance that the Company's future operations will be profitable. If the Company does not become profitable in the future, the value of its common stock may fall and it could have difficulty obtaining funds to continue its operations. The Company expects to continue incurring operating losses during the foreseeable future while it expands its operations, infrastructure, service offerings and customer base in its target markets.

SUCCESS OF THE COMPANY'S BUNDLED SERVICES DEPENDS ON ITS ABILITY TO FORM AND MAINTAIN ALLIANCES WITH REAL ESTATE DEVELOPERS.

      The Company's ability to form alliances with real estate developers to install video, telephone and Internet communications networks in residential development projects is necessary for the success of its business plan. The costs associated with installing such bundled digital services in existing buildings or homes is prohibitive. Therefore, the Company's ability to expand its bundled digital services is dependent on the alliances with land developers. The Company cannot assure that it can maintain those alliances or develop new alliances. Further, the Company depends on the developers to promote its bundled digital services to purchasers of new homes. The Company cannot assure that the new home purchasers will utilize its services or that the Company will be able to recoup its costs of installing the networks. Although the Company has been delivering its bundled digital services to a number of customers, the Company cannot assure that customer demand for its bundled services will continue to grow or be maintained.

IF THE COMPANY DOES NOT SUCCESSFULLY MAINTAIN ITS KEY RELATIONSHIPS WITH THIRD PARTY VENDORS, ITS BUSINESS COULD BE ADVERSELY AFFECTED.

      The Company relies on other companies, such as IBM, SIECOR, and Alcatel, to supply certain key components for its bundled digital services, including, technology to facilitate delivery of the bundled digital services, fiber optics cabling and fiber technology and core electronics. While the Company has not experienced delays or problems for such components, the Company cannot assure that it will be able to obtain such services on the scale and within the time frames required by it at an affordable cost, or at all. Any failure to obtain such services on the scale and within the time frames required by the Company at an affordable cost, or at all, would have a material adverse effect on its business. Further, the loss of one or more of its relationships with these organizations could have a material adverse effect on our business, financial condition and results of operations.

THE COMPANY MAY EXPERIENCE DIFFICULTIES DEVELOPING AND IMPLEMENTING ITS MARKETING AND BUSINESS PLANS.

      Although the Company began operations in 1997, its first launch of its bundled digital services occurred in the second quarter of 1999. As a result, its operating, sales and management and other strategies are still being developed, and the Company does not have a history which may give it an indication of how the Company may respond to situations presented to the Company. The Company's revenues were primarily derived from its integration and wiring services. The Company anticipates focusing its wiring services, not on product sales, but on structured wiring solutions to be implemented for its bundled digital services. If the Company is not successful in implementing its marketing and business plans on a timely basis or otherwise effectively managing its development, its business, operating results and financial condition will be materially adversely affected.

THE SUCCESSFUL COMPLETION OF ANY STRATEGIC INVESTMENTS AND BUSINESS COMBINATIONS MAY REQUIRE SUBSTANTIAL CAPITAL AND THE INTEGRATION OF THE ACQUIRED BUSINESS.

      The Company may pursue one or more acquisitions of companies engaged in businesses similar to or related to its business. As consideration for such acquisitions, the Company may be required to incur additional indebtedness or issue capital. The Company may not be able to obtain such financing on favorable terms or at all. In addition, the Company may from time to time engage in discussions with potential business partners looking toward formation of business combinations or strategic alliances that would expand the reach of its networks or services. The Company also may look to potential strategic investors who have expressed an interest in making an investment in it. Such acquisitions, combinations or alliances, if consummated, could divert our resources and the Company's management's time, and would require integration with its existing services. The Company may not be successful in completing any acquisitions, combinations or alliances or, if consummated, these transactions may not be on terms favorable to the Company or successfully integrated into our operations.

THE COMPANY IS GROWING RAPIDLY AND MAY NOT BE ABLE TO SUSTAIN ITS RAPID GROWTH.

      Because of the Company's small size, the Company desires to continue to grow rapidly in order to achieve economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur it will place a significant strain on its financial, technical, operational and administrative resources. If the Company fails to continue to upgrade its technical, administrative, operating and financial control systems, or if unexpected difficulties occur, the Company's business, financial condition and results of operations could be negatively affected and its growth rate could be slowed or eliminated. There can be no assurance that the Company has made adequate allowances for the costs and risks associated with this expansion, that its systems, procedures or controls will be adequate to support its operations or that its management will be able to achieve the rapid execution necessary to successfully offer its products and services and implement our business plan simultaneously.

      The Company's rapid growth has placed, and in the future will continue to place, a significant strain on its administrative, operational and financial resources. Failure to retain and attract additional management personnel who can manage our growth effectively would have a material adverse effect on the Company and its growth. To manage its growth successfully, the Company will have to continue to improve and upgrade operational, financial, accounting and information systems, controls and infrastructure as well as expand, train and manage its employees. Any failure by the Company's management to effectively anticipate, implement and manage the changes required to sustain its growth could have a material adverse effect on its business, results of operations and financial condition. The Company may not be able to effectively manage such change.

THE COMPANY'S SUCCESS DEPENDS ON MAINTAINING THE EMPLOYMENT OF KEY PERSONNEL.

      The Company is currently managed by a small number of key management and operating personnel whose efforts will largely determine its success. The Company's success also depends upon its ability to hire and retain qualified operating, marketing, sales, financial, accounting and technical personnel. Competition for qualified personnel in the telecommunications industry is intense and, accordingly, the Company may not be able to continue to hire or retain necessary personnel. The loss of key management personnel would likely have a material adverse impact on the Company's business, results of operations and financial condition.

THE COMPANY DEPENDS ON THE AVAILABILITY OF SKILLED LABOR WHICH IS DIFFICULT TO ATTRACT AND RETAIN.

      The Company is growing rapidly, and its future success will depend to a significant extent upon its ability to attract, train and retain skilled technical, management, sales, marketing and consulting personnel. Competition for skilled personnel is intense. The Company may not be successful in attracting and retaining the personnel necessary to conduct its business successfully. In addition, the Company's inability to attract, hire, assimilate and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

THE INDUSTRY IN WHICH THE COMPANY OPERATES IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE WHICH COULD RENDER ITS OPERATIONS OBSOLETE.

      The voice, data and video convergence industry is subject to rapid and significant technological changes that materially affect the continued use of fiber optic cable or the electronics utilized in our networks. Future technological changes, including changes related to the emerging wireline and wireless transmission and switching technologies and Internet-related services and technologies, could have a material adverse effect on the Company's business, results of operations and financial condition.

      The market for the Company's services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. The Company may not be able to successfully identify new service opportunities and develop and bring new services to market. The Company's pursuit of necessary technological advances may require substantial time and expense, and the Company may not succeed in adapting its services to meet these rapid changes.

THE COMPANY OPERATES IN A HIGHLY COMPETITIVE INDUSTRY AND MANY OF ITS COMPETITORS HAVE MORE RESOURCES THAN THE COMPANY.

      The Company's bundled digital services business is in intense competition with many cable, telephone and Internet companies, and competition is expected to increase. Our ability to compete depends upon many factors, some of which are beyond the Company's control, including the timing of introduction of new products and enhancements to existing products that the Company and its competitors have developed, customer service and support, sales and marketing efforts, and the performance, price and reliability of its products. The Company operates in a highly competitive environment and currently does not have a significant market share in any of its markets. The Company currently represents less than 1% of the domestic cable, telecommunications, and Internet market. The Company's competition includes Internet service providers, telecommunications companies and cable television companies that have longer operating histories, longer customer relationships, and substantially greater financial, management, technical development, sales, marketing, and other resources. Most of its actual and potential competitors have substantially greater financial, technical, marketing and other resources (including brand name recognition) than the Company does. Also, the continuing trend toward business alliances in the telecommunications industry and the absence of substantial barriers to entry in the cable data and Internet services markets, could give rise to significant new competition.

      In each of its markets, the Company's primary competitor with respect to telecommunications is the incumbent local exchange carrier commonly referred to in our industry as an ILEC, serving that geographic area. ILECs are established providers of dedicated and local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have long-standing relationships with regulatory authorities at the federal and state levels. The Company is considered a competitive local exchange carrier known in our industry as a CLEC. In addition to the ILECs, the Company also faces strong competition from other CLECs. While recent FCC administrative decisions and initiatives provide increased business opportunities to voice, cable, data and Internet service providers such as the Company, they also provide the ILECs with increased pricing flexibility for their private line and special access and switched access services and increased opportunities for other CLECs. If future regulatory decisions afford the ILECs increased access services, pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on the Company and other competitors to the ILECs.

      In the local exchange market, the Company also faces competition or prospective competition from several other carriers, most of which have significantly greater financial resources than the Company. For example, AT&T Communications, MCI Worldcom and Sprint Corporation which historically have been purely long distance carriers, have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of the ILECs', other CLECs' or other providers' unbundled network elements or services. In addition to these long distance service providers, entities that currently offer or are potentially capable of offering local switched services include companies that have previously been known purely as competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and large customers who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with other CLECs or with ILECs, including regional Bell operating companies, can offer single source local and long distance services. New start-up companies also may enter markets and provide services in competition with the Company. In addition, a continuing trend towards business combinations and alliances in the telecommunications industry may create significant new competitors. Most of these combined entities may have resources far greater than the Company's resources. These combined entities may provide a bundled package of telecommunications products, that is in direct competition with the products offered by the Company.

      The Company will also face competition from various fixed wireless services, wireless communications services, FCC Part 15 unlicenced wireless radio devices, and other services that use existing point-to-point wireless channels on other frequencies. The FCC has issued or is in the process of issuing licenses for these services to provide broadband integrated telecommunications services on a point-to-point and/or point-to-multipoint basis. Many of these service providers have already raised substantial capital and have commenced building their wide-area networks, primarily in urban areas. Upon entering into appropriate interconnection agreements with ILECs, these service providers can provide integrated voice and data services comparable to those currently offered by the Company or intended to be offered by the Company. Many of these companies have announced plans to target small and medium-sized businesses and may enjoy certain advantages over the Company with respect to the speed with which they can deploy their own facilities directly serving end user premises to the extent that they need not lease or resell "last mile" facilities from the ILEC.

      With respect to mobile wireless telephone system operators, the FCC has authorized cellular personal communications service and other cellular mobile radio service, also known as CMRS, providers to offer wireless services to fixed locations, rather than just to mobile customers, in whatever capacity such CMRS providers choose. Previously, cellular providers could provide service to fixed locations only on an ancillary or incidental basis. This authority to provide fixed as well as mobile services will enable CMRS providers to offer wireless local loop service and other services to fixed locations (e.g., office and apartment buildings) in direct competition with us and other providers of traditional wireless telephone service.

THE COMPANY OPERATES IN A HIGHLY REGULATED INDUSTRY AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL RECEIVE THE REGULATORY APPROVALS TO CONDUCT ITS OPERATIONS.

      Under Federal Telecommunications Act of 1996, commonly referred to as the FTA, state and local legal requirements which prohibit or have the effect of prohibiting any entity from providing any intrastate or interstate telecommunications service are preempted. States and local authorities continue to have the authority to regulate, however, and to require telecommunications carriers to obtain certification, licenses, permits or similar approvals before providing services. Thus, the Company's ability to provide additional intrastate services is independent upon its receipt of requisite state regulatory approval. The inability to obtain the necessary approvals could have a material adverse effect on its business, results of operations and financial condition. The Company has received CLEC status in Texas and Nevada. The Company can make no assurances that it will maintain such certification or that it will receive CLEC status in any other state.

      The FTA imposes a duty upon all ILECs to negotiate in good faith with potential competitive telecommunications providers such as us to provide interconnection to the ILEC's network, exchange local traffic, make unbundled network elements available and permit resale of most local telephone services. In the event that negotiations with the ILECs do not succeed, the Company has a right to seek arbitration with the state regulatory authority of any unresolved issues. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to federal courts.

      Although passage of the FTA should result in increased opportunities for companies that are competing with the ILECs or other CLECs, current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to the telecommunications industry could have a material adverse effect on the Company's business. In addition, although the FTA makes entry into the in-region long distance market by regional Bell operating companies conditional upon their offering of local interconnection arrangements to other telecommunications service providers, these ILECs may nonetheless delay the timely implementation of the required interconnection and other legal requirements.

      Internet-related information services are not currently subject to direct regulation by the FCC or any other U.S. agency other than regulation applicable to businesses generally. The FCC is considering whether additional regulations should be applied to Internet services and whether Internet service providers, or ISPs, should pay interexchange access charges and universal service fees. Moreover, as discussed below, the FTA and similar state laws create civil and criminal penalties for the knowing transmission of "indecent" material over the Internet. Additionally, the FTA may permit telecommunications companies, regional Bell operating companies or others to increase the scope or reduce the cost of their Internet access services. These and other changes in the regulatory environment relating to the telecommunications or Internet-related services industry could have an adverse effect on our Internet-related services business.

      The Company can make no assurances that appropriate regulatory approvals will continue to be obtained, or that approvals required with respect to the telephone and cable services for its bundled services will be obtained. The enactment by Federal, state and local governments of new laws regulations or a change in the interpretation of existing regulations could cause a material adverse affect for the market for the Company's services if these laws or regulations require significant capital outlays or restrictions on the Company's businesses or if the Company fails to maintain compliance with any newly enacted regulations.

THE POTENTIAL LIABILITY OF INTERNET ACCESS PROVIDERS IS UNCERTAIN.

      The law governing the liability of on-line services providers and Internet access providers for participating in the hosting or transmission of objectionable materials or information currently is unsettled. Because the Company does not hold itself out as editing or otherwise controlling the content of communications that traverse its systems, the Company is generally unaffected by government content regulation.

      However, the ultimate imposition of potential liability on Internet access providers for information which they host, distribute, or to transport could materially change the way they must conduct business. To avoid undue exposure to such liability, Internet access providers could be compelled to engage in burdensome investigation of subscriber materials or even discontinue offering services altogether. Any such event could have a material adverse effect on the Company's business, results of operations and financial condition.

THE SUCCESS OF THE COMPANY'S BUNDLED DIGITAL SERVICES IS SUBJECT TO MANY FACTORS BEYOND THE COMPANY'S CONTROL.

      The costs associated with integrating bundled digital services into existing homes or buildings is prohibitive. Therefore, the success of the Company's bundled digital services is dependent on residential and commercial development and construction. As such, the Company is subject to the same national and regional economic and demographic factors that affect demand in the housing industry generally. These factors include inflation, the costs of raw materials, interest rates, the availability of financing, and consumer confidence. Any of these factors could cause development of residential and commercial properties to be limited or discontinued which could cause a material adverse effect on the success on the Company's bundled digital services.

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

      On May 25, 2000, the Company's common stock was listed on the American Stock Exchange. The Company has no way to estimate what its average daily trading volume for its common stock will be. The Company cannot assure that a more active trading market will develop. Because there is a small public float in the Company's common stock and it is thinly traded, sales of small amounts of common stock in the public market could materially adversely affect the market price for the Company's common stock. If a more active market does not develop, the Company may not be able to sell shares in the future promptly, for prices that the Company deems appropriate, or perhaps at all.

A BLOCK OF THE COMPANY'S STOCK IS OWNED BY INSIDERS.

      As of June 28, 2000, the Company's current officers and directors as a group, together with their affiliates, beneficially owned approximately 33% of our stock. Accordingly, these stockholders will have substantial influence over policies and its management.

THE COMPANY HAS NOT PAID DIVIDENDS AND DOES NOT EXPECT TO IN THE FORESEEABLE FUTURE, SO THE COMPANY'S STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR INVESTMENT WITHOUT SELLING THEIR SHARES.

      The Company has not paid dividends since its inception and does not expect to in the foreseeable future, so the Company's stockholders will not be able to receive a return on their investments without selling their shares. The Company presently anticipates that all earnings, if any, will be retained for development of its business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, the Company's operating and financial condition, the Company's capital requirements and general business conditions.

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK COULD BE ADVERSELY AFFECTED BY SALES OF SUBSTANTIAL AMOUNTS OF COMMON STOCK IN THE PUBLIC MARKET OR THE PERCEPTION THAT SUCH SALES COULD OCCUR.

      As of June 28, 2000, the Company had 24,334,925 shares of common stock outstanding. Approximately 4,510,606 additional shares of common stock were issuable upon the exercise of outstanding options, warrants and convertible securities. The market price of our common stock could be adversely affected by sales of substantial amounts of common stock in the public market or the perception that such sales could occur.


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

      The Company is a defendant in Cause No. 1999-62209; Sherman Gerald Mason, d/b/a Castle Developments, Ltd. v. ClearWorks.net, Inc. formerly ClearWorks Technologies, Inc.; In the District Court of Harris County, Texas; 157th Judicial District. On December 17, 1999, Sherman Gerald Mason d/b/a Castle Developments, Ltd. filed suit against the Company in the 157th Judicial District Court of Harris County, Texas. In his Original Petition, Mr. Mason alleges the breach of a consulting agreement with the Company and seeks recovery of 500,000 shares of stock. He also seeks recovery of alleged monthly retainer payments in an undisclosed amount and seeks injunctive relief. The Company has filed an answer disputing all liability, asserting that the contract was terminable and that the contract is not enforceable because of the prior breaches of the consulting agreement by Mr. Mason.

      This suit was only recently served upon the Company. The Company has answered. No discovery has been propounded and no scheduling order or trial date has been entered in connection with the case.

      The Company is a defendant in Cause No. 728431; Charterwood Associates, Ltd. v. ClearWorks Structured Wiring, Inc.; in the County Civil Court at Law Number Three (3), Harris County, Texas. On January 21, 2000, Charterwood Associates, a Texas Limited Partnership, sued ClearWorks Structured Wiring Services, Inc., a subsidiary of the Company. The suit presents claims for breach of a contract to design, operate and maintain "bundled digital services" to Plaintiff's apartment complex. The suit seeks recovery of damages in the sum of $78,747 plus interest, attorneys' fees and cost of court. The Company denies the claims. The Company maintains its own claims for breach of contract in connection with the same project. The Company has filed an affidavit claiming lien against the apartment project owned by the Plaintiffs claiming that $52,800 is unpaid for services and materials provided. The Company will seek attorneys' fees, interest and costs of court in connection with its counter-claim, when filed.

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

                  QUARTER ENDED                    HIGH            LOW
      ---------------------------------------    --------        -------
      March 31, 1998                              $0.5625        $0.3750
      June 30, 1998                               $3.6250        $0.5625
      September 30, 1998                          $3.3125        $1.0313
      December 31, 1998                           $2.1563        $0.3125
      March 31, 1999                              $1.2500        $0.4375
      June 30, 1999                               $3.8750        $1.0500
      September 30, 1999                          $7.9844        $2.0000
      December 31, 1999                           $2.3438        $2.0000
      March 31, 2000                             $13.1250        $2.7188

      The Company has not paid any dividends with respect to its common stock and does not expect to pay dividends on the common stock in the foreseeable future. Any future dividends will be declared by the Board of Directors and will depend, among other things, upon the financial condition, capital requirements, earnings and liquidity of the Company.

ITEM 6.     SELECTED FINANCIAL DATA

Following is selected financial data for the years ended December 31, 1999, 1998 and 1997:

                                                                                 1999                 1998                 1997
                                                                             ------------         ------------         ------------
INCOME STATEMENT DATA

Revenues ............................................................        $  3,032,000         $  1,090,000         $    114,000
Costs and expenses ..................................................           7,430,000            1,332,000              105,000
Income (loss) from operations .......................................          (4,398,000)            (242,000)               9,000
Interest expense, net ...............................................            (761,000)             (10,000)              (1,000)
Net income (loss) ...................................................        $ ( 5,159,000)       $   (252,000)        $      8,000
Income (loss) per share:
    Basic ...........................................................        $      (0.29)        $      (0.03)                 NIL
    Diluted .........................................................        $      (0.29)        $      (0.03)                 NIL

Weighted average number of common shares outstanding:
    Basic ...........................................................          17,673,032            8,321,902            1,562,500
    Diluted .........................................................          17,673,032            8,321,902            1,562,500

BALANCE SHEET DATA

Cash ................................................................        $  1,247,000         $    162,000         $      4,000
Inventories .........................................................             332,000               12,000                 --
Working capital .....................................................             978,000               91,000                4,000
Total assets ........................................................          13,758,000            1,190,000               72,000
Long-term debt inclusive of current maturities ......................           1,545,000               70,000               46,000
Convertible debentures, net of discount .............................           2,785,000                 --                   --
Shareholders' equity ................................................           5,770,000              884,000                9,000
Capital expenditures ................................................           1,994,000              208,000                2,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

      The following table sets forth certain operating information regarding the Company for the years ended December 31, 1999 and 1998:

                                                                                                        1999               1998
                                                                                                     -----------        -----------

                  Revenues ...................................................................       $ 3,032,000        $ 1,090,000
                  Costs and expenses .........................................................         7,430,000          1,332,000
                  Loss from operations .......................................................        (4,398,000)          (242,000)
                  Net loss ...................................................................       $(5,159,000)       $  (252,000)
                  Basic and diluted loss per share ...........................................       $      (.29)       $      (.03)


                  The following summary table presents comparative cash flows of the Company for the years ended December 31, 1999 and 1998:

                                                                                                        1999                1998
                                                                                                     -----------        -----------
                  Net cash used by operating activities ......................................       $(2,697,000)       $   (91,000)
                  Net cash used by investing activities ......................................       $(2,459,000)       $  (235,000)
                  Net cash provided by financing activities ..................................       $ 6,241,000        $   484,000


      Cash used in operating activities for the year ended December 31, 1999 was $2,697,000, an increase of $2,606,000 over the same period in 1998. The primary components of the increase were a net loss of $ 5,159,000, partially offset by non-cash charges to interest expense, amortization of deferred financing charges and warrants issued for services, an increase in accounts receivable of $739,000 and an increase in inventories and other assets of $129,000 and $398,000, respectively. This was partially offset by an increase in accounts payable of $926,000. Cash used by investing activities was $2,459,000, an increase of $2,224,000 over the same period in 1998. The primary components of the increase were the construction of the head-end facility at the Canyon Gate at Northpointe sub-division and cash issued in the Company's two 1999 acquisitions. Cash provided by financing activities for the 1999 period was $6,241,000 which was provided by the sale of Company common stock, borrowings and the issuance of 6% convertible debentures. This was an increase of $5,757,000 over the 1998 period.


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


      COSTS AND EXPENSES. Costs and expenses increased to $7,430,000 for fiscal 1999 compared to $1,332,000 for fiscal 1998. Integration services and materials increased to $1,280,000, an increase of $778,000 over the 1998 period. Salaries of network engineers and information technology consultants, coupled with increased purchases for resale of computer hardware and software were the primary components of the increase. The gross profit margin for integration services increased from 7% in fiscal 1998 to 26% for fiscal 1999. This increase resulted primarily from the acquisition of Archer Mickelson, which had customers that provided better profit margins than the Company's customers during 1998. Structured wiring labor and materials increased to $1,295,000 for fiscal 1999, an increase of $756,000 over the 1998 period. Increased business activity was the primary reason for the increase. The gross profit margin for structured wiring increased from 3% for fiscal 1998 to 7% for fiscal 1999. Bundled Digital Services costs were $222,000. There were no Bundled Digital Services costs for fiscal 1998. The Company is building its infrastructure and, as such, has incurred start-up expenses for deployment of its services.

      Selling, general and administrative expenses increased by $ 4,221,000 to $ 4,428,000 for the year ended December 31, 1999, from $207,000 in 1998. During 1999, the Company concentrated on building infrastructure for implementation of its business plan. It added key management and other personnel in all areas of its organization to provide support for deployment of its Bundled Digital Services and other revenue generating areas. Salaries and related expenses increased from $12,000 for fiscal 1998 to $1,187,000. The Company had 22 management, sales and administrative personnel at December 31, 1999. As part of the Company's compensation plan, the Company awarded shares of its common stock and cash to certain of its employees and other service providers during 1999. The value associated with the issuances of the stock and warrants was $1,277,000 and $648,000, respectively, and was a non-cash charge against earnings. There was no stock issued for compensation to employees in fiscal 1998.


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


      OTHER INCOME/EXPENSE. Other income and expense is comprised of interest income and expense. The Company earned $63,000 in interest during the year ended December 31, 1999. Interest expense increased to $824,000 during 1999 and is composed primarily of the value attributable to the beneficial conversion feature on the 6% convertible debentures issued in December 1999 plus interest accrued on field vehicle loans and promissory notes.

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


      On December 13, 1999, the Company closed a private placement transaction with Candlelight Investors, LLC, ("Candlelight") a Delaware limited liability company. In the private placement, the Company received from Candlelight a total of $3,000,000 in exchange for $3,000,000 total face value 6% convertible debentures together with warrants to purchase up to 210,000 shares of common stock. The warrants are exercisable at $3.16 per share. The debentures are convertible at the lower of $3.30 per share or 92 percent of the average of the three lowest closing bid prices for the Company's common stock during the 30 trading days immediately preceding conversion. However, if the average lowest closing price is less than $1.50 per share, then the conversion price of the debentures shall be equal to the average lowest closing price without modification. Because the conversion price of these debentures was less than the fair value of the Company's common stock on the date of issuance, the Company has recorded as interest expense the intrinsic value of the beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $650,000. The Company also gave Candlelight the right to acquire, upon total payment to the Company of $2,000,000, an additional $2,000,000 face value of debentures and additional warrants to purchase up to 140,000 shares of common stock. The Company registered resales of the common stock underlying all debentures and warrants that have been or may be issued to Candlelight.


      In connection with the private placement, the Company agreed not to sell any of its securities until July 4, 2000, unless the securities are (1) issued in connection with a public offering of at least $15 million, (2) in connection with and acquisition of additional businesses or assets or (3) as compensation to employees, consultants, officers or directors.


      On February 14, 2000, Candlelight converted $1,500,000 face value and accrued interest thereon of the convertible debentures into 724,760 shares of common stock. Furthermore, on March 15, 2000, the Company issued to Candlelight the remaining $2,000,000 face value of the 6% convertible debentures together with warrants to purchase 140,000 shares of common stock. Because the conversion price of these debentures were less than the fair value of the Company's common stock on the date of issuance, the Company recorded as interest expense $1,701,000 based on the value of the beneficial conversion feature related to this issuance.

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

      During 1999, the Company assessed the impact of the Year 2000 Issue on its computer systems, software and other equipment (collectively, the "Systems") and initiated a program to eliminate or mitigate potential effects of the Year 2000 Issue on its operations. The Company utilized both internal and external resources in implementing its Year 2000 program, which consisted of the following phases:

o Assessment Phase. Structured evaluation, including a detailed inventory outlining the impact that the Year 2000 Issue may have on its operations.

o Detailed Planning Phase. Establishment of priorities, development of specific action steps and allocation of resources to address the issues identified in the Assessment Phase.

o Conversion Phase. Implementation of the necessary system modifications as outlined in the Detailed Planning Phase.

o Testing Phase. Verification that the modifications implemented in the Conversion Phase were successful in resolving the Year 2000 Issue so that all inventory items will function properly, both individually and on an integrated basis.

o Implementation Phase. Final roll-out of fully tested components into an operational unit.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK


      The Company is exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company's market risk could arise from changes in interest rates. Assuming its current level of borrowings, a 100 basis point increase in interest rates under its borrowings would decrease its 2000 net income by approximately $45,000 and its 2000 cash flow from operations by approximately $45,000. In the event of an adverse change in interest rates, the Company could take action to mitigate its exposure. Due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the overall economic activity that could exist in such an environment.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
ClearWorks.net, Inc.


      We have audited the accompanying consolidated balance sheet of ClearWorks.net, Inc. and subsidiaries as of December 31, 1999, and the consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


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


      As discussed in Note 3, the accompanying consolidated financial statements as of and for the year ended December 31, 1999 have been restated.


KPMG LLP

Houston, Texas


March 30, 2000, except as to notes 2, 3, 4, 10, 12, 13 and 16, which are as of June 23, 2000.


                                      -14

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

McManus & Co., P.C.

Morris Plains, New Jersey
May 18, 1999

                     CLEARWORKS.NET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                          DECEMBER 31, 1999 (Restated)

          ASSETS

Current assets:
  Cash .........................................................   $  1,247,000
  Accounts receivable, net of allowance for doubtful
    accounts of $93,000 ........................................      3,388,000
  Stock subscription receivable ................................        450,000
  Inventories ..................................................        332,000
  Prepaid expenses and other current assets ....................        229,000
                                                                   ------------

        Total current assets ...................................      5,646,000
                                                                   ------------

Property and equipment, net ....................................      2,256,000
                                                                   ------------

Other assets:

  Goodwill, net ................................................      5,449,000
  Deferred financing costs .....................................        378,000
  Other ........................................................         29,000
                                                                   ------------
                                                                      5,856,000
                                                                   ------------
        Total assets ...........................................   $ 13,758,000
                                                                   ============


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade ......................................   $  3,197,000
  Accrued expenses .............................................        461,000
  Current maturities of long-term debt .........................        860,000
  Note payable, shareholder ....................................        150,000
                                                                   ------------
        Total current liabilities ..............................      4,668,000
                                                                   ------------

Long-term debt, net of current maturities ......................        535,000


6% Convertible debentures, net of discount of $215,000 .........      2,785,000


Shareholders' equity:
  Common stock, $.001 par value; 50,000,000 shares authorized;
     20,884,957 shares issued and outstanding ..................         21,000



  Additional paid-in capital ...................................     11,472,000

Deferred financing charges .....................................       (285,000)
  Accumulated deficit ..........................................     (5,438,000)
                                                                   ------------
                                                                      5,770,000

        Total liabilities and shareholders' equity .............   $ 13,758,000
                                                                   ============

          See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                      1999            1998
                                                  ------------    ------------
                                                   (RESTATED)

Revenues:
    Integration services ........................    1,607,000         535,000
    Structured wiring solutions .................    1,383,000         555,000
    Bundled Digital Services ....................       42,000            --
                                                  ------------    ------------
                                                     3,032,000       1,090,000
                                                  ------------    ------------

Costs and expenses:

    Integration services and materials ..........    1,280,000         502,000
    Structured wiring labor and materials .......    1,295,000         539,000
    Bundled Digital Services ....................      222,000            --
    Selling, general and administrative expenses     4,428,000         207,000
    Depreciation and amortization ...............      205,000          84,000
                                                  ------------    ------------
                                                     7,430,000       1,332,000
                                                  ------------    ------------
Loss from operations ............................   (4,398,000)       (242,000)


Other income/(expense):

    Interest income .............................       63,000            --
    Interest expense ............................     (824,000)        (10,000)
                                                  ------------    ------------
Net loss ........................................ $ (5,159,000)   $   (252,000)
                                                  ============    ============


Loss per share:

    Basic ....................................... $       (.29)   $       (.03)
    Diluted ..................................... $       (.29)   $       (.03)


Weighted average number of common shares outstanding:

    Basic .......................................   17,673,032       8,321,902
    Diluted .....................................   17,673,032       8,321,902

See accompanying notes to consolidated financial statements.

                    CLEARWORKS.NET, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

          FOR THE YEARS ENDED DECEMBER 31, 1999 (Restated) AND 1998


                                                                         ADDITIONAL    DEFERRED     RETAINED EARNINGS    TOTAL
                                            SHARES OF       COMMON         PAID-IN     FINANCING     (ACCUMULATED     SHAREHOLDERS'
                                           COMMON STOCK      STOCK         CAPITAL      CHARGES         DEFICIT)         EQUITY
                                           ------------   ------------   ------------ ------------    ------------    ------------

Balances, December 31, 1997 ...............   6,250,000   $      6,000   $     (5,000) $      --      $      8,000    $      9,000

Conversion from LLC to C-Corp .............        --             --           35,000         --           (35,000)           --

Stock issued for merger with

    Southeast Tire Recycling, Inc. ........   1,543,960          2,000         (2,000)        --              --              --


Stock issued for acquisitions:

    InfraResources, LLC ...................      80,000           --          165,000         --              --           165,000
    Team Renaissance, Inc. ................     156,250           --          322,000         --              --           322,000
    Vitadel Communications ................      98,039           --          150,000         --              --           150,000

Conversion of notes payable ...............     272,550           --           27,000         --              --            27,000


Stock  issued for syndication

    costs .................................   2,477,000          2,000         (2,000)        --              --              --

Stock issued for services .................      50,000           --            6,000         --              --             6,000

Common stock issued for cash ..............     532,450          1,000        456,000         --              --           457,000

Net loss ..................................        --             --             --           --          (252,000)       (252,000)
                                           ------------   ------------   ------------ ------------    ------------    ------------

Balances, December 31, 1998 ...............  11,460,249   $     11,000   $  1,152,000 $       --      $   (279,000)        884,000
                                           ============   ============   ============ ============    ============    ============

Stock issued for acquisitions .............   2,075,000          2,000      4,893,000         --              --         4,895,000

Stock issued for cash, net of .............   6,817,910          7,000      2,260,000         --              --         2,267,000
    registration fees and expenses

Warrants issued for services ..............        --             --        1,026,000     (378,000)           --           648,000


Stock issued for incentive

    compensation and services .............     531,798          1,000      1,276,000         --              --         1,277,000

Beneficial conversion feature
  for 6% convertible debenture ............        --             --          650,000         --              --           650,000

Warrants issued with convertible ..........        --             --          215,000         --              --           215,000
    Debentures

Amortization of deferred financing charges         --             --             --         93,000            --            93,000

Net loss ..................................        --             --             --           --        (5,159,000)     (5,159,000)


Balances, December 31, 1999 ...............  20,884,957   $     21,000   $ 11,472,000 $   (285,000)   $ (5,438,000)   $  5,770,000
                                           ============   ============   ============ ============    ============    ============


See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                    1999                 1998
                                                                                               ---------------      ---------------

Cash flows from operating activities:                                                             (Restated)

  Net loss ...............................................................................     $    (5,159,000)     $      (252,000)
  Adjustments to reconcile net loss to net cash
    used by operating activities, net of acquisitions:

       Depreciation and amortization .....................................................             205,000               84,000
       Non-cash interest expense .........................................................             650,000                 --
       Amortization of deferred financing charges ........................................              93,000                 --
       Warrants issued for services ......................................................             648,000                 --
       Stock issued for compensation and services ........................................           1,277,000                6,000
       Increase in accounts receivable ...................................................            (739,000)            (125,000)
       Increase in inventories ...........................................................            (129,000)                --
       Increase in  prepaids and other current assets ....................................            (398,000)              (5,000)
       Increase in accounts payable ......................................................             926,000                 --
       Increase (decrease) in accrued expenses ...........................................             (71,000)             201,000
                                                                                               ---------------      ---------------
    Total adjustments ....................................................................           2,462,000              161,000
                                                                                               ---------------      ---------------
  Net cash used by operating activities ..................................................          (2,697,000)             (91,000)


Cash flows from investing activities:
       Acquisitions, net of cash received ................................................            (465,000)             (27,000)
       Capital expenditures ..............................................................          (1,994,000)            (208,000)
                                                                                               ---------------      ---------------
  Net cash used by investing activities ..................................................          (2,459,000)            (235,000)

Cash flows from financing activities:
       Proceeds from notes payable, net of repayments ....................................           1,424,000               27,000
       Proceeds from issuance of 6% convertible debentures ...............................           3,000,000                 --
       Proceeds from common stock sales, net .............................................           2,267,000              457,000
       Increase in stock subscription receivable .........................................            (450,000)                --
                                                                                               ---------------      ---------------
  Net cash provided by financing activities ..............................................           6,241,000              484,000

  Net increase in cash ...................................................................           1,085,000              158,000

Cash at the beginning of the period ......................................................             162,000                4,000
                                                                                               ---------------      ---------------

Cash at the end of the period ............................................................     $     1,247,000      $       162,000
                                                                                               ===============      ===============

Supplemental disclosures of cash flow information:
        Interest paid ....................................................................     $         2,000      $        10,000
        Taxes paid .......................................................................     $          --        $          --

Supplemental disclosures of non-cash Investing activities:
        Issuance of common stock for asset acquisitions ..................................     $     4,895,000      $       637,000

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


B)    LIQUIDITY

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

                    CLEARWORKS.NET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

G)    RESEARCH AND DEVELOPMENT

      The Company charges to expense research and development ("R&D") costs as incurred. The Company spent approximately $164,000 on R&D during 1999 and had no R&D expenditures during 1998. The Company expects to continue to commit substantial resources for R&D in order to improve and expand the performance and capability of its Bundled Digital Services.

H)    GOODWILL

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if the estimated future operating cash flows are not achieved. Goodwill amortization expense for the years ended December 31, 1999 and 1998 was $121,000 and $70,000, respectively. Accumulated amortization at December 31, 1999, was $191,000.

                    CLEARWORKS.NET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

K)    EARNINGS (LOSS) PER COMMON SHARE


      The Company computes net loss per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic net loss per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net loss per share is determined in the same manner as basic net loss per share except that the interest expense related to the Company's convertible debentures, net of tax, is added back to income or loss applicable to common stockholders and the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's convertible debt.


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

M)    RECLASSIFICATIONS

                    CLEARWORKS.NET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

           The Company has reclassified certain revenues, costs and expenses for the year ended December 31, 1998, to facilitate comparison to the year ended December 31, 1999.

Note 3.  Restatement Adjustments

The Company has recorded certain accounting adjustments that were required to restate the December 31, 1999 financial statements as originally filed. These restatement adjustments increased previously reported net loss by $1,391,000, and consist of the following: an increase to interest expense of $650,000 to record the beneficial conversion feature attributable to the 6% convertible debentures issued in December 1999; an increase to selling, general and administrative expenses of $648,000 for the elimination of improperly recognized deferred financing costs related to warrants issued to consultants of the Company in 1999; and an additional increase in interest expense of $93,000 related to the amortization of deferred financing charges.

Other adjustments that did not affect net loss, but that did affect other amounts as previously filed include the following: a reclassification of $50,000 to reduce debt discount and increase additional paid-in capital due to a corrected estimate of the relative fair value of the detachable warrants issued with the 6% convertible debentures; a reclassification of cash-incurred debt finance costs from other assets to deferred financing costs in the amount of $378,000 (no effect on total assets or shareholders' equity); and a corrected estimate of warrants issued for debt financing costs, resulting in a reduction of $116,000 to the fair value ascribed to such warrants and the reclassification of the resulting amount to deferred financing charges as a separate component of shareholders' equity. The deferred financing charges classified as a reduction to shareholders' equity will be amortized to interest expense over the life of the debt.

The effect of the restatement adjustments are as follows:

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999     AS PREVIOUSLY REPORTED   AS RESTATED
----------------------------------------------     ----------------------   -----------
Balance sheet:
  Deferred financing costs .....................   $            1,142,000   $   378,000
  Other assets .................................                  407,000        29,000
  6% convertible debentures ....................                2,735,000     2,785,000
  Additional paid in capital ...................               10,988,000    11,472,000
  Deferred financing charges ...................                     --        (285,000)
  Accumulated deficit ..........................               (4,047,000)   (5,438,000)
Statement of Operations:
  Selling, general and administrative expenses .   $            3,780,000   $ 4,428,000
  Interest expense .............................                   81,000       824,000
  Net loss .....................................               (3,768,000)   (5,159,000)
  Loss per share ...............................                     (.21)         (.29)


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

                    CLEARWORKS.NET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

The net purchase price of the 1999 acquisitions has been allocated as follows:

      Accounts receivable, net                                    $  2,526,000
      Inventories                                                      191,000
      Prepaid expenses and other current assets                        131,000
      Property and equipment, net                                       92,000
      Goodwill                                                       5,018,000
      Other assets                                                      19,000
      Accounts payable                                              (2,278,000)
      Accrued expenses                                                (290,000)
      Notes payable                                                    (50,000)
                                                                  -------------
          Purchase price, net of cash received                    $  5,359,000
                                                                  =============

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

      The following unaudited pro forma information represents the combined results of operations of the Company as if the acquisitions had occurred as of January 1, 1998 and 1999:

                                                     1999              1998
                                                 ------------      ------------

      Revenues .............................     $ 13,241,000      $  3,430,000
      Costs and expenses ...................       19,686,000         4,748,000

                                                 ------------      ------------

      Net loss .............................     $ (6,445,000)     $ (1,318,000)

                                                 ============      ============
      Basic and diluted loss per share .....     $       (.36)     $       (.16)
                                                 ============      ============

      The pro forma information is not necessarily indicative of operating results that would have occurred if the acquisitions had in fact occurred on January 1, 1998, nor is it necessarily indicative of future operating results. The actual results of operations of an acquired company are included in the Company's consolidated financial statements only from the date of acquisition.


Note 5.     Factoring


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


Note 6.     Stock Subscription Receivable


      The Company sold 1,800,000 shares of its common stock to KMA Investments during April 1999 and recorded a stock subscription receivable in the amount of $450,000. The funds for this stock sale were subsequently collected in February 2000.


Note 7.     Property and Equipment


      Property and equipment consist of the following at December 31, 1999:

      Head-end facilities                                         $  1,576,000
      Field operating equipment                                        288,000
      Satellite demonstration equipment                                337,000
      Furniture, fixtures and equipment                                177,000
                                                                  ------------
          Total                                                      2,378,000
      Accumulated depreciation                                        (122,000)
                                                                  ------------
          Property and equipment, net                             $  2,256,000
                                                                  ============

                    CLEARWORKS.NET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 8.     Accrued Expenses


      Accrued expenses consist of the following at December 31, 1999:

      Sales taxes payable                                         $    175,000
      Accrued payroll                                                   45,000
      Accrued interest                                                  80,000
      Federal income taxes payable                                     137,000
      Other                                                             24,000
                                                                  ------------
          Total accrued expenses                                  $    461,000
                                                                  ============


Note 9.     Notes Payable


      The following table lists the Company's note obligations as of December 31, 1999:

                                           ANNUAL
                                          INTEREST
                                            RATE       DUE DATE
                                          --------    ---------   ------------
      KMA Investments                       12.0%     July 2000        802,000
      NTL Securities                        12.0%      May 2001        500,000
      Other                                Various     Various          93,000
                                                                  ------------
          Total notes payable                                        1,395,000
      Less current portion                                            (860,000)
                                                                  ------------
          Total long-term debt                                      $  535,000
                                                                  ============

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


Note 10. Convertible Debentures

      On December 13, 1999, the Company closed a private placement transaction with Candlelight Investors, LLC, ("Candlelight") a Delaware limited liability company. In the private placement, the Company received from Candlelight a total of $3,000,000 in exchange for $3,000,000 total face value 6% convertible debentures due December 13, 2001, together with warrants to purchase up to 210,000 shares of common stock. The Company determined the warrants to have a total value of $215,000 on the date of issuance and recorded this amount as a discount against the convertible debentures.

                    CLEARWORKS.NET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


      The warrants are exercisable at $3.16 per share. The debentures are convertible at the lower of $3.30 per share or 92 percent of the average of the three lowest closing bid prices for the Company's common stock during the 30 days immediately preceding conversion. However, if the average lowest closing price is less than $1.50 per share, then the conversion price of the debentures shall be equal to the average lowest closing price without modification. Because the conversion price of these debentures was less than the fair value of the Company's common stock on the date of issuance, the Company has recorded as interest expense the intrinsic value of the beneficial conversion feature. The intrinsic value of the beneficial conversion feature was determined to be $650,000.


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


Note 11.    Commitments and Contingent Liabilities


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


      The Company is a defendant in Sherman Gerald Mason, d/b/a Castle Developments, Ltd. v. ClearWorks.net, Inc. formerly ClearWorks Technologies, Inc. On December 17, 1999, Sherman Gerald Mason d/b/a Castle Developments, Ltd. filed suit against the Company. In his Original Petition, Mr. Mason alleges the breach of a consulting agreement with the Company and seeks recovery of 500,000 shares of stock. He also seeks recovery of alleged monthly retainer payments in an undisclosed amount and seeks injunctive relief. The Company has filed an answer disputing all liability, asserting that the contract was terminable and that the contract is not enforceable because of the prior breaches of the consulting agreement by Mr. Mason.


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

      Future minimum lease payments for non-cancelable operating leases having initial or remaining terms in excess of one year are as follows:

      December 31,                                                    AMOUNT
                                                                   -----------
      2000                                                         $   246,000
      2001                                                             203,000
      2002                                                             143,000
      2003                                                              46,000
                                                                   -----------
          Total                                                    $   638,000
                                                                   ===========

                    CLEARWORKS.NET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 12. Stock Options and Warrants


      LONG-TERM INCENTIVE PLAN


      On May 12, 1999, the Long-Term Incentive Plan (the "1999 Plan") was adopted by the Board of Directors. In order to become and remain fully effective, the 1999 Plan must be approved by the shareholders of the Company on or before May 12, 2000. None of the options granted pursuant to the 1999 Plan may be exercised unless and until the 1999 Plan is approved by the shareholders. Pursuant to the 1999 Plan, an aggregate of 10,000,000 shares of common stock may be granted to key employees, directors and other persons who have contributed or are contributing to the Company's success. Alternatively, options to purchase common stock, stock appreciation rights or cash may be granted instead of outright awards of stock. The options that may be granted pursuant to the 1999 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or nonqualified options. The 1999 Plan is administered by the Board of Directors. Administration of the 1999 Plan includes determination of the terms of options granted under the 1999 Plan. At December 31,1999, options to purchase 3,027,500 shares were granted upon stockholder approval under the 1999 Plan. On April 30, 2000, the Company held its Annual Stockholder's meeting in which a proposal to approve the 1999 Plan was submitted to the stockholders for a vote. The proposal did not pass and the meeting was continued until May 11, 2000. At such time, the proposal failed.


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


      During 1999, the Company issued 210,000 warrants in connection with the issuance of 6% convertible debentures and determined them to have a total value of $215,000 on the date of issuance and recorded this amount as a discount against the convertible debentures (See Note 10). The Company issued an additional 250,000 warrants to an entity in connection with capital raising activities. The Company determined the fair value of these warrants to be $ 378,000 on the date of issuance and has recorded this amount as deferred financing charges, as a separate component of stockholders' equity to be amortized over the expected period of benefit. The Company also issued and additional 250,000 warrants to a consultant of the Company for services performed. The Company determined the fair value of these warrants to be $648,000 on the date of issuance and charged this amount to earnings on that date.

      Of the 2,710,000 warrants outstanding at December 31, 1999, 500,000 expire during 2000; 210,000 expire during 2002; 1,000,000 expire on April 24, 2003; and 1,000,000 expire on April 24, 2008.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                   (CONTINUED)


    Note 13.    Income Taxes


          Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

                                                        1999           1998
                                                    ------------    ----------

      Computed "expected" tax benefit               $ (1,754,000)   $  (86,000)
      Increase in valuation allowance                  1,137,000        86,000
      Non-deductible warrant and beneficial
        conversion expenses                              473,000            --
      Non-deductible amortization of goodwill             40,000            --
      Non-deductible stock option expense                 77,000            --
      Other                                               27,000            --

                                                    ------------    ----------
                                                    $         --    $       --
                                                    ============    ==========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 are presented below:

      Deferred tax assets:
          Accounts receivable, principally due to allowance for  $      29,000
            doubtful accounts

          Net operating loss carryforwards                           1,457,000
          Other                                                          6,000
                                                                 -------------
              Total gross deferred tax assets                        1,492,000
          Less valuation allowance                                 ( 1,409,000)

                                                                 -------------
              Net deferred tax assets                                   83,000
                                                                 -------------
      Deferred tax liabilities:
          Plant and equipment, principally due to differences
            in depreciation                                            (83,000)
                                                                 -------------
      Net deferred tax asset                                         $      --
                                                                 =============


      The valuation allowance for deferred tax assets as of December 31, 1999 was $1,409,000. The net change in the total valuation allowance for the year ended December 31, 1999 was an increase of $1,137,000. At December 31, 1999, the Company has net operating loss carryforwards of $4,284,000 which are available to offset future federal taxable income, if any, with expirations through 2019.

Note 14. Issuance of Common Stock


      During the year ended December 31, 1999, the Company issued 9,424,708 shares of common stock. The following table summarizes the shares of common stock issued:

      Shares outstanding December 31, 1998                    11,460,249
          Shares issued for cash                               5,730,000
          Shares issued for acquisitions                       2,075,000
          Shares issued for syndication costs                  1,087,910
          Shares issued for compensation and services            531,798
                                                            ------------
      Shares outstanding December 31, 1999                    20,884,957

                    CLEARWORKS.NET, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

      The Company issued 531,798 shares of its restricted common stock to certain employees of the Company and non-affiliated personnel as compensation for services to the Company. The Company charged as compensation expense the fair value of the common stock on the date of issuance.


Note 15. Major Customers


      During the year ended December 31, 1999, the Company had sales to the Texas A&M University system that accounted for 12% of total revenues for the year. During the period ended December 31, 1998, the Company had sales to Enron Corp. that accounted for 20% of total revenues for the year.


Note 16. Industry Segments


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

      Summarized financial information concerning the Company's reportable segments is shown below in the following table:

                                                             CLEARWORKS         CLEARWORKS
                                          CLEARWORKS         STRUCTURED         INTEGRATION     CORPORATE AND
                                        COMMUNICATIONS         WIRING            SERVICES        ELIMINATIONS       CONSOLIDATED
                                        ---------------    ---------------    ---------------   ---------------    ---------------
Year ended December 31, 1999:

  Revenues from unaffiliated customers .         42,000          1,383,000          1,607,000              --            3,032,000
  Segment profit (loss) ................       (419,000)          (127,000)           111,000        (3,758,000)        (4,193,000)
  Total assets .........................      1,771,000            784,000          3,183,000         8,020,000         13,758,000
  Capital expenditures .................      1,778,000             92,000             24,000           100,000          1,994,000
  Depreciation and amortization ........         14,000             38,000              1,000           152,000            205,000

Year Ended December 31, 1998:
  Revenues from unaffiliated customers .           --              555,000            535,000              --            1,090,000
  Segment profit (loss) ................           --               16,000             33,000          (207,000)          (158,000)
  Total assets .........................           --               42,000             47,000         1,101,000          1,190,000
  Capital expenditures .................           --                 --                 --             208,000            208,000
  Depreciation and amortization ........           --               13,000               --              71,000             84,000


The following reconciles segment profit (loss) to loss from operations per the 1999 and 1998 consolidated statements of operations:

                                                       1999             1998
                                                    -----------     -----------
Total loss from reportable segments ............    $(4,193,000)    $  (158,000)
Depreciation and amortization ..................       (205,000)        (84,000)
                                                    -----------     -----------
  Loss from operations .........................     (4,398,000)       (242,000)

Note 17.    Subsequent Events

      On February 14, 2000, Candlelight converted $1,500,000 face value and accrued interest thereon of the convertible debentures into 724,760 shares of common stock. Additionally, on March 15, 2000, the Company issued to Candlelight the remaining $2,000,000 face value of the 6% convertible debentures together with warrants to purchase 140,000 shares of common stock. (See Note 10).


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


None.

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

            NAME                          AGE           POSITION WITH THE COMPANY                               DIRECTOR SINCE
            ----                          ---         -----------------------------                             --------------
Michael T. McClere                        39          Chairman of the Board and                                   March 1998
                                                      Chief Executive Officer

Shannon D. McLeroy                        34          President and Secretary                                        - -

Carl A. Chase                             50          Chief Financial Officer                                        - -
                                                      and Treasurer

Raymond G. Harrell III                    37          Director                                                   January 2000


D. Dennis Majeski                         54          Director                                                   January 2000


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


      Carl A. Chase. Mr. Chase served as Chief Financial Officer and Treasurer from August 16, 1999 to May 8, 2000, during which time he was responsible for managing the finance, accounting, tax, treasury, investor relations and risk management functions. Prior to joining the Company, Mr. Chase was Vice President-Finance and Chief Financial Officer of Bannon Energy Incorporated, a privately owned energy company involved in the exploration for and production of oil, natural gas and natural gas liquids from December 1992 to August 1999. At Bannon, Mr. Chase was responsible for the financial and administrative functions including financial reporting, investor relations, liaison with financial institutions, financing for capital programs, product price hedging and risk management. Mr. Chase has 24 years experience in the areas of finance, accounting and administration, primarily in the oil and gas industry. He has held various positions with both major and independent oil and gas companies. In those positions, Mr. Chase was responsible for SEC reporting and compliance, obtaining financing for capital programs, mergers and acquisitions, budgeting and forecasting and policies, procedures and internal controls. Mr. Chase received a Bachelor of Accountancy degree from the University of Oklahoma in 1975.


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


      D. Dennis Majeski has been a director of the Company since January 2000. He has been involved in the information technology field for over 25 years. Mr. Majeski currently is employed by Alcatel, Inc. as a Territory Manager and has been employed by Alcatel (formerly known as Xylan) for two years. His business background includes all aspects of the development and implementation of information technology. He was employed by Milky Way Networks, Inc. from 1996 to 1997, Luxcom, Inc. from 1991 to 1996, and AT&T from 1970 to 1982. He attended the University of Nebraska (1968 to 1974) and the Longview College (1974 to
1976).


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


                           SUMMARY COMPENSATION TABLE

                                                                    ANNUAL COMPENSATION
                                       ---------------------------------------------------------------------------
NAME AND                                                                                            OTHER ANNUAL
PRINCIPAL POSITION                      FISCAL YEAR             SALARY ($)(1)     BONUS ($)(2    COMPENSATION ($)(3)
                                       ---------------         ---------------   ---------------   ---------------
Michael T. McClere, ................
Chief Executive Officer                           1999         $       144,792               -0-               -0-
and Chairman Of The                               1998 (7)(8)  $        78,125               -0-               -0-
Board                                             1997                    $-0-               -0-               -0-
                                       ---------------         ---------------   ---------------   ---------------
                                                  1999         $       104,792               -0-               -0-
Shannon D. McLeroy, ................              1998 (7)     $        73,375               -0-               -0-
President and Secretary ............              1997         $        11,250               -0-               -0-
                                       ---------------         ---------------   ---------------   ---------------

                                                     LONG TERM COMPENSATION
                                       ---------------------------------------------------
                                                    AWARDS                     PAYOUTS
                                       ---------------------------------   ---------------
NAME AND                                 RESTRICTED         OPTIONS         LTIP PAYOUTS       ALL OTHER
PRINCIPAL POSITION                     STOCK AWARDS ($)       (#)              ($)(4)      COMPENSATION ($)(5)
                                       ---------------   ---------------   ---------------   ---------------
Michael T. McClere, ................
Chief Executive Officer                            -0-           500,000 (6)           -0-               -0-
and Chairman Of The                                -0-               -0-               -0-               -0-
Board                                              -0-               -0-               -0-               -0-
                                       ---------------   ---------------   ---------------   ---------------
                                                   -0-           500,000 (6)           -0-               -0-
Shannon D. McLeroy, ................               -0-               -0-               -0-               -0-
President and Secretary                            -0-               -0-               -0-               -0-
                                       ---------------   ---------------   ---------------   ---------------

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


      (4) Except for the Long Term Incentive Plan and Stock Warrant Plan (which was not approved by the stockholders), the Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.


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


      (6) These options were granted subject to stockholder approval in accordance with the Company's 1999 Long Term Incentive Plan. For additional information regarding this plan, please see below "1999 Long Term Incentive Plan".


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

      NAME:                        WARRANT CLASS             AMOUNT
      -----                        -------------            -------
      Shannon D. McLeroy                  A                 300,000
                                          B                 300,000

      Michael T. McClere                  A                 210,000
                                          B                 210,000

      Tech Technologies Services LLC*     A                 240,000
                                          B                 240,000

      Rachel McClere 1998 Trust           A                  50,000
                                          B                  50,000

      McClere Family Trust                A                 200,000
                                          B                 200,000
      ---------------------------

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

---------------------------------------------------------------------------
                                    % OF TOTAL
                                     OPTIONS       EXERCISE OR
                        OPTIONS     GRANTED TO        BASE
                        GRANTED     EMPLOYEES        PRICE       EXPIRATION
NAME                      (#)     IN FISCAL YEAR   ($/SHARE)        DATE
---------------------------------------------------------------------------
Michael T. McClere      500,000             17.4%  $2.00/Share      12/9/04
Shannon D. McLeroy      500,000             17.4%  $2.00/Share      12/9/04


The options described above were granted upon stockholder approval pursuant to the 1999 Long-Term Incentive Plan and as described below in "Long-Term Incentive Plan". The options are shown in this table and also in the Summary Compensation Table under "Long Term Compensation Awards - Options". The 1999 Plan was not approved by the stockholders of the Company at the Annual Stockholders meeting.

Long-Term Incentive Plan


    On May 12, 1999, the Long-Term Incentive Plan (the "1999 Plan") was adopted by the Board of Directors. In order to become and remain fully effective, the 1999 Plan must be approved by the stockholders of the Company on or before May 12, 2000. None of the options granted pursuant to the 1999 Plan may be exercised unless and until the 1999 Plan is approved by the stockholders. Pursuant to the 1999 Plan, an aggregate of 10,000,000 shares of common stock may be granted to key employees, directors and other persons who have contributed or are contributing to the Company's success. Alternatively, options to purchase common stock, stock appreciation rights or cash may be granted instead of outright awards of stock. The options that may be granted pursuant to the 1999 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient or nonqualified options. The 1999 Plan is administered by the Board of Directors. Administration of the 1999 Plan includes determination of the terms of options granted under the 1999 Plan. At March 31, 2000, options to purchase 3,027,500 shares were granted subject to stockholder approval under the 1999 Plan and options to purchase 6,982,500 shares were available to be granted pursuant to the 1999 Plan. The 1999 Plan was not approved by the stockholders of the Company at the Annual Stockholder's meeting.

    On December 9, 1999, options to purchase 500,000 shares of Company common stock were granted subject to stockholder approval to each of Michael T. McClere and Shannon McLeroy. These options were exercisable at a price of $2.00 per share and all of the options expire on December 9, 2004. Also on December 9, 1999, options to purchase 400,000 shares at $.25 per share were granted subject to stockholder approval to Carl A. Chase pursuant to the 1999 Plan. Mr. Chase's options also expire on December 9, 2004. Upon stockholder approval of the 1999 Plan, options held by Mr. Chase to purchase 100,000 shares will then be exercisable and options to purchase 100,000 shares will become exercisable on each of August 16, 2001, August 16, 2002 and August 16, 2003. The options granted subject to stockholder approval to each of Messrs. McClere and McLeroy also are included above in both the Summary Compensation Table and the Option Grants Table. The 1999 Plan was not approved by the stockholders of the Company at the Annual Stockholder's meeting.


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

                                            NUMBER OF SHARES     PERCENTAGE OF
             NAME AND ADDRESS OF           BENEFICIALLY OWNED        SHARES
              BENEFICIAL OWNER                    (1)             OUTSTANDING
      -----------------------------------  ------------------    -------------
      Michael T. McClere                         6,103,699 (2)           26.8%
      2450 Fondren, Suite 200
      Houston, Texas  77063

      Shannon D. McLeroy                         2,875,625 (3)           13.1%
      2450 Fondren, Suite 200
      Houston, Texas  77063

      Carl A. Chase                                100,000 (4)              *
      2450 Fondren, Suite 200
      Houston, Texas  77063

      Raymond G. Harrell III                           600                  *
      4335 Alysheba Lane
      Friendswood, Texas  77546


      D. Dennis Majeski                              1,000                  *
      25227 Grogan's Mill Road, Suite 125
      The Woodlands, Texas  77380


      All Executive Officers and
      Directors as a group (five persons)        9,380,924 (2)(3)        38.6%

      Tech Technologies Services LLC
      2450 Fondren, Suite 205
      Houston, Texas 77063                       1,980,000 (5)            9.3%

      *Less than one percent.

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


(2) Includes options to purchase up to 500,000 shares of common stock which were granted pursuant to the 1999 Plan and would have become exercisable only upon approval of the 1999 Plan by the stockholders. The 1999 Plan was not approved by the stockholders of the Company at the stockholders annual meeting. Also includes Class A warrants to purchase 210,000 shares of common stock held by Mr. McClere, Class A warrants to purchase 50,000 shares held by the Rachel McClere 1998 Trust and Class A warrants to purchase 200,000 shares held by the McClere Family Trust. The Class A warrants currently are exercisable at an exercise price of $3.00 per share until the warrants expire on April 24, 2003. Also includes Class B warrants to purchase 210,000 shares of common stock held by Mr. McClere, Class B warrants to purchase 50,000 shares held by the Rachel McClere 1998 Trust and Class B warrants to purchase 200,000 shares held by the McClere Family Trust. The Class B warrants currently are exercisable at an exercise price of $6.00 per share until the warrants expire on April 24, 2008. Also includes 312,500 shares held by the Rachel McClere 1998 Trust and 1,250,000 shares held by the McClere Family Trust. Also includes 1,500,000 shares of common stock and warrants to purchase 480,000 shares of common stock, all of which are held by Tech Technologies Services LLC. Mr. McClere owns 90 percent of the outstanding equity interests in Tech Technologies Services LLC. The warrants held by Tech Technologies are described in footnote (4) below. The securities held by Tech Technologies are included twice in the table; they are listed as being held beneficially by both Mr. McClere and Tech Technologies.

(3) Includes options to purchase up to 500,000 shares of common stock at an exercise price of $2.00 per share, which were granted pursuant to the 1999 Plan and would have become exercisable only upon approval of the 1999 Plan by the stockholders. The 1999 Plan was not approved by the stockholders of the Company at annual stockholders meeting. Also includes immediately exercisable Class A warrants to purchase 300,000 shares of common stock at an exercise price of $3.00 per share until the warrants expire on April 24, 2003. Also includes immediately exercisable Class B warrants to purchase 300,000 shares of common stock at an exercise price of $6.00 per share until the warrants expire on April 24, 2008. Also includes 625 shares held by Mr. McLeroy's wife.

(4) Includes options to purchase up to 100,000 shares of common stock upon stockholder approval of the 1999 Plan. On December 9, 1999, Mr. Chase was granted, upon stockholder approval, options to purchase up to 400,000 shares. The 1999 Plan was not approved by the stockholders of the Company at the annual stockholders meeting.


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


      On December 9, 1999, options to purchase 500,000 shares of common stock were granted subject to stockholder approval to each of Michael T. McClere and Shannon McLeroy pursuant to the 1999 Plan. Also on December 9, 1999, options to purchase 400,000 shares at $.25 per share were granted subject to stockholder approval to Carl A. Chase pursuant to the 1999 Plan. The 1999 Plan was not approved by the stockholders of the Company at the Annual Stockholders meeting.


      Except as described above, during the last two years there were no transactions between the Company and its directors, executive officers or known holders of greater than five percent of the common stock in which the amount involved exceeded $60,000 and in which any of the foregoing persons had or will have a material interest.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------


(A) EXHIBITS

3(i) Articles of Incorporation of the Registrant*

3(ii) Amendment to Articles of Incorporation*

3(iii) By-Laws of the Registrant*

4(a) Convertible Note Regarding KMA Investments among Registrant and KMA Investments dated July 9, 1999**

4(b) Form of Debenture to Candlelight Investment (Issued pursuant to the Securities Purchase Agreement dated December 13, 1999 among Registrant and Candlelight Investment)****

4(c) Form of Warrant to Candlelight Investments (Issued pursuant to the Securities Purchase Agreement dated December 13, 1999 among Registrant and Candlelight Investment)****

4(d) Form of Conditional Warrant to Candlelight Investments (Issued pursuant to the Securities Purchase Agreement dated December 13, 1999 among Registrant and Candlelight Investment)****

10(a) Stock Option Plan dated May 12, 1999*

10(b) Stock Warrant Plan dated April 1998*

10(c) Agreement and Plan of Acquisition (Archer Mickelson Technologies, Inc.) dated April 1, 1999 among Registrant and Archer Mickelson Technologies*

10(d) Agreement and Plan of Acquisition (United Computing Group, Inc. and United Consulting Group, Inc.) dated December 20, 1999 among Registrant and United Computing Group, Inc. ***

10(e) Securities Purchase Agreement with Candlelight Investments dated December 13, 1999 among Registrant and Candlelight Investment ****

10(l) Agreement regarding strategic business alliance with Land Tejas Development, L.L.C. dated March 26, 1999 among Registrant and Land Tejas**

21 A description of the subsidiaries of the Registrant

27 Financial Data Schedule

(b) Reports on Form 8-K
The Company filed the following report on Form 8-K during the quarter ended December 31, 1999:

(1) Current Report on Form 8-K filed to report, among other things, the resignation of one of the Company's directors.

* Incorporated by reference from Registrant's Form 10-SB, which was previously filed on June 29, 1999.

** Incorporated by reference from Registrant's Form 10-SB, which was previously filed on September 20, 1999.

*** Incorporated by reference from Registrant's Form 8-K, which was previously filed on January 7, 2000.

**** Incorporated by reference from Registrant's Form SB-2, which was previously filed on January 12, 2000.

                                     SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE                        TITLE                         DATE
---------                        -----                         ----

/S/ MICHAEL T. MCCLERE           Chief Executive Officer       July 3, 2000
-----------------------------    (Principal Executive
Michael T. McClere               Officer); Chairman of the
                                 Board and Director


/S/ SHANNON D. MCLEROY           President and Secretary       July 3, 2000
-----------------------------
Shannon D. McLeroy

/S/ D. DENNIS MAJESKI            Director                      July 3, 2000
-----------------------------
Dennis Majeski

/S/ RAYMOND G. HARRELL III       Director                      July 3, 2000
-----------------------------
Raymond G. Harrell III