Form 10QSB/A
period 2000-03-31
CLEARWORKS NET INC
filed 2000-07-03
CIK 1087328

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

      Commission File Number 000-26547

                              CLEARWORKS.NET, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)


          Delaware                                            76-0576542
------------------------------                        --------------------------
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

                                Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $.001 par value                                 21,993,707
------------------------------                     -----------------------------
Title of Class                                             Number of Shares
                                                   outstanding at March 31, 2000
One exhibit included.

                              CLEARWORKS.NET, INC.

                                      INDEX

PART 1       FINANCIAL INFORMATION - AS RESTATED

                                                                        PAGE NO.

             Item 1.   Consolidated Balance Sheets                         3
                       March 31, 2000 and December 31, 1999

                       Consolidated Statements of Operations               4
                       For the Three Months Ended March 31,
                          2000 and 1999

                       Consolidated Statements of Cash Flows               5
                       For the Three Months Ended March 31,
                          2000 and 1999

                       Consolidated Statements of Shareholders'            6
                          Equity (Deficit)
                       December 31, 1999 and March 31, 2000

                       Notes to Consolidated Financial Statements          7

             Item 2.   Management's Discussion and Analysis of            10
                       Financial Condition and Results of Operations

PART 2       OTHER INFORMATION

             Item 1.   Legal Proceedings                                  17

             Item 2.   Changes in Securities                              18

             Item 3.   Defaults Upon Senior Securities                    18


             Item 4.   Submission of Matter to a Vote of Security Holders 18

             Item 5.   Other Information                                  18

             Item 6.   Exhibits and Reports on Form 8-K                   18

PART 1:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                                    MARCH 31,          DECEMBER 31,
                                                                                                      2000                 1999
                                                                                                  ------------         ------------
          ASSETS                                                                                    (RESTATED)
Current assets:

  Cash ...................................................................................        $    770,377         $  1,247,000
  Accounts receivable, net of allowance for doubtful

    accounts of $193,081, and $93,081, respectively ......................................           3,493,387            3,388,000
  Stock subscription receivable ..........................................................                  --              450,000
  Inventories ............................................................................             634,086              332,000
  Prepaid expenses and other current assets ..............................................             162,564              229,000
                                                                                                  ------------         ------------
        Total current assets .............................................................           5,060,414            5,646,000

Property and equipment, net ..............................................................           3,768,592            2,256,000
                                                                                                  ------------         ------------

Other assets:

  Goodwill, net ..........................................................................           5,752,444            5,449,000
  Deferred financing costs ...............................................................             364,852              378,000
  Other intangible assets ................................................................           1,189,909               29,000
                                                                                                  ------------         ------------

        Total assets .....................................................................        $ 16,136,211         $ 13,758,000
                                                                                                  ============         ============


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade ................................................................        $  2,838,908         $  3,197,000
  Accrued expenses .......................................................................           1,577,111              461,000
  Current maturities of long-term debt ...................................................             899,844              860,000
  Note payable, shareholder ..............................................................                  --              150,000
                                                                                                  ------------         ------------
        Total current liabilities ........................................................           5,315,863            4,668,000

Long-term debt, net of current maturities ................................................             500,000              535,000

6% Convertible debentures, net of discount of $386,558  and

      $215,000, respectively .............................................................           3,113,442            2,785,000


Shareholders' equity:

Common stock, $.001 par value; 50,000,000 shares authorized; 21,993,707 and
      20,884,957 shares issued and outstanding
            March 31, 2000 and December 31, 1999, respectively ...........................              21,994               21,000
Additional paid-in capital ...............................................................          18,756,033           11,472,000
Stock subscription receivable ............................................................            (600,000)                  --
Deferred  financing charges ..............................................................          (2,707,342)            (285,000)
Accumulated deficit ......................................................................          (8,263,779)          (5,438,000)
                                                                                                  ------------         ------------
                                                                                                     7,206,906            5,770,000
                                                                                                  ------------         ------------

        Total liabilities and shareholders' equity .......................................        $ 16,136,211         $ 13,758,000
                                                                                                  ============         ============

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                    MARCH 31,       MARCH 31,
                                                                                       2000           1999
                                                                                   ------------    ------------
                                                                                    (RESTATED)
Revenues:
 Integration Services ..........................................................   $  4,655,113    $    430,442
 Home Systems ..................................................................        302,768            --
 Structured Wiring .............................................................        155,965            --
 Communications ................................................................        280,902            --
                                                                                   ------------    ------------
                                                                                      5,394,748         430,442
                                                                                   ------------    ------------

Costs and expenses:
    Integration services and materials .........................................      3,996,149         134,090
    Home Systems services and materials ........................................        192,135            --
    Structured Wiring services and materials ...................................         48,277            --
    Communications services and materials ......................................        209,863            --
    Selling, general and administrative expenses ...............................      1,463,803          97,295
    Depreciation and amortization ..............................................        323,027          18,052
                                                                                   ------------    ------------
                                                                                      6,233,254         249,437
                                                                                   ------------    ------------

Income (loss) from operations ..................................................       (838,506)        181,005
Other income/(expense):

    Interest income ............................................................          6,755            --
    Interest expense ...........................................................     (1,994,028)           --
                                                                                   ------------    ------------

Income (loss) before taxes .....................................................     (2,825,779)        181,005
Income taxes ...................................................................           --              --
                                                                                   ------------    ------------


Net income (loss) ..............................................................   $ (2,825,779)   $    181,005
                                                                                   ============    ============

Income (loss) per share:

    Basic ......................................................................           (.13)            .01
    Diluted ....................................................................           (.13)            .01

Weighted average number of common shares outstanding:

    Basic ......................................................................     21,439,332      15,538,159
    Diluted ....................................................................     21,439,332      15,538,159

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                 MARCH 31, 2000      MARCH 31, 1999
                                                                                                ---------------     ---------------

Cash flows from operating activities:                                                              (Restated)
  Net income (loss) ........................................................................    $    (2,825,779)    $       181,005
Adjustments to reconcile net income (loss) to net cash

    used by operating activities, net of acquisition:

       Depreciation and amortization .......................................................            323,027              13,212
       Stock issued for compensation and services ..........................................            122,600                --
       Non-cash interest expense ...........................................................          1,701,000                --
       Amortization of deferred  financing charges .........................................             34,908                --
       Amortization of debt discount and deferred financing costs ..........................            145,175                --
       (Increase) decrease  in accounts receivable .........................................           (105,387)           (300,617)
       (Increase) decrease in inventories ..................................................           (302,086)            (21,558)
       (Increase) decrease in  prepaids and other current assets ...........................            564,688             (38,283)
       Increase (decrease) in accounts payable .............................................           (358,092)             86,824
       Increase (decrease) in accrued expenses .............................................           (133,689)           (129,288)
                                                                                                ---------------     ---------------
    Total adjustments ......................................................................          1,992,144            (389,710)
                                                                                                ---------------     ---------------
  Net cash used by operating activities ....................................................           (833,635)           (208,705)


Cash flows from investing activities:


       Acquisition, net of cash received ...................................................           (225,000)               --
       Capital expenditures ................................................................         (1,437,063)           (412,598)
                                                                                                ---------------     ---------------
  Net cash used by investing activities ....................................................         (1,662,063)           (412,598)


Cash flows from financing activities:


       Net repayments of notes payable .....................................................           (145,156)              2,919
       Proceeds from issuance of convertible debentures ....................................          2,000,000                --
       Payments of deferred financing costs ................................................           (240,000)               --
       Payments of syndication costs .......................................................            (45,769)               --
       Proceeds from common stock sales, net ...............................................               --               909,383
       Decrease in stock subscription receivable ...........................................            450,000                --
                                                                                                ---------------     ---------------
  Net cash provided by financing activities ................................................          2,019,075             912,302


  Net (decrease) increase in cash ..........................................................           (476,623)            290,999

Cash at the beginning of the period ........................................................          1,247,000             161,957
                                                                                                ---------------     ---------------

Cash at the end of the period ..............................................................    $       770,377     $       452,956
                                                                                                ===============     ===============

Supplemental disclosures of cash flow information:

        Interest expense paid ..............................................................    $       112,961     $         4,480

See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND YEAR ENDED DECEMBER 31, 1999

                                   (UNAUDITED)


                                                                 SHARES OF      ADDITIONAL
                                                                  COMMON          COMMON        PAID-IN          STOCK
                                                                  STOCK           STOCK         CAPITAL       SUBSCRIPTION
                                                               ------------    ------------   ------------    ------------

Balances, December 31, 1998 ................................     11,460,249    $     11,000   $  1,152,000    $          0


Stock issued for acquisitions ..............................      2,075,000           2,000      4,893,000            --

Stock issued for cash, net of registration fees and
expenses ...................................................      6,817,910           6,885      2,260,000            --


Warrants issued for services ...............................           --              --        1,026,000            --


Stock issued for incentive
Compensation and services ..................................        531,798           1,000      1,276,000            --


Beneficial conversion feature for 6% convertible
debentures .................................................           --              --          650,000            --

Warrants issued with convertible debentures ................           --              --          215,000            --

Amortization of deferred financing charges .................           --              --             --              --

Net loss ...................................................           --              --             --              --
                                                               ------------    ------------   ------------    ------------

Balances, December 31, 1999 ................................     20,884,957    $     20,885   $ 11,472,000    $          0
                                                               ============    ============   ============    ============


Stock issued for acquisition ...............................         34,000              34        305,966            --


6% convertible debentures converted to stock, net
of deferred financing costs and discount ...................        724,760             725      1,263,975            --

Beneficial conversion feature for 6% convertible
debentures .................................................           --              --        1,701,000            --


Stock issued for services ..................................         50,000              50        122,550            --


Warrants issued for services ...............................           --              --        3,201,611            --

Warrants issued with convertible debentures ................           --              --          299,000            --


Conversion of warrants to stock ............................        300,000             300        599,700        (600,000)

Amortization of deferred


financing charges ..........................................           --              --         (164,000)           --

Syndications costs .........................................           --              --          (45,769)           --

Shares cancelled ...........................................            (10)           --             --              --


Net loss ...................................................           --              --             --              --
                                                               ------------    ------------   ------------    ------------
Balances, March 31, 2000 ...................................     21,993,707    $     21,994   $ 18,756,033    $   (600,000)
                                                               ============    ============   ============    ============
                                                                DEFERRED                          TOTAL
                                                                FINANCING      ACCUMULATED     SHAREHOLDERS'
                                                                 CHARGES       DEFICIT            EQUITY
                                                               ------------    ------------    ------------


Balances, December 31, 1998 ................................   $          0    $   (279,000)   $    884,000


Stock issued for acquisitions ..............................           --              --         4,895,000

Stock issued for cash, net of registration fees and
expenses ...................................................           --              --         2,266,885


Warrants issued for services ...............................       (378,000)           --           648,000


Stock issued for incentive
Compensation and services ..................................           --              --         1,277,000


Beneficial conversion feature for 6% convertible
debentures .................................................           --              --           650,000

Warrants issued with convertible debentures ................           --              --           215,000

Amortization of deferred financing charges .................         93,000            --            93,000

Net loss ...................................................           --        (5,159,000)     (5,159,000)
                                                               ------------    ------------    ------------

Balances, December 31, 1999 ................................   $   (285,000)   $ (5,438,000)   $  5,769,885
                                                               ============    ============    ============


Stock issued for acquisition ...............................           --              --           306,000


6% convertible debentures converted to stock, net
of deferred financing costs and discount ...................           --              --         1,264,700

Beneficial conversion feature for 6% convertible
debentures .................................................           --              --         1,701,000


Stock issued for services ..................................           --              --           122,600


Warrants issued for services ...............................     (2,621,250)           --           580,361

Warrants issued with convertible debentures ................           --              --           299,000


Conversion of warrants to stock ............................           --              --              --

Amortization of deferred


 financing charges .........................................        198,908            --            34,908

Syndications costs .........................................           --              --           (45,769)

Shares cancelled ...........................................           --              --              --


Net loss ...................................................           --        (2,825,779)     (2,825,779)
                                                               ------------    ------------    ------------
Balances, March 31, 2000 ...................................   $ (2,707,342)   $ (8,263,779)   $  7,206,906
                                                               ============    ============    ============

See accompanying notes to consolidated financial statements

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

Note 1.     Summary of Significant Accounting Policies

A)    UNAUDITED

      The unaudited financial statements included herein for ClearWorks.net, Inc. and subsidiaries (collectively, the Company) for the three months ended March 31, 2000 have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes thereto for the annual periods ended December 31, 1999 (as restated) and 1998 included in the Company's 10-KSB/A filed on July 3, 2000.


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


C)    CONSOLIDATION


      At March 31, 2000, the Company has four wholly owned subsidiaries:
      ClearWorks Communications, Inc., ClearWorks Structured Wiring Services, Inc., and ClearWorks Integration Services, Inc., and ClearWorks Home Systems, Inc. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.


D)    USE OF ESTIMATES

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

Note 2.  Restatement Adjustments


The Company has recorded certain accounting adjustments that were required to restate the March 31, 2000 financial statements as originally filed. These restatement adjustments increased previously reported net loss by $2,133,000, and primarily consist of the following: an increase to interest expense of $1,701,000 to record the beneficial conversion feature attributable to the 6% convertible debentures issued in March 2000; an increase in interest expense of $180,000 to record the amortization of deferred financing costs and debt discounts associated with the Company's December 1999 and March 2000 6% convertible debenture issuances; and an increase in selling, general and administrative expenses of $123,000 to record the fair value of common stock issued for services performed.

Other adjustments that did not affect net loss, but that did affect other amounts as previously filed primarily consists of the following: a decrease of $299,000 in the carrying value of 6% convertible debentures issued in March 2000 to record the relative fair value of detachable warrants as a discount with an offsetting increase to additional paid-in capital; an increase of $2,621,000 in deferred financing charges recognized as a separate component of sharesholders' equity attributable to the fair value of warrants issued to advisors of the Company in connection with the March 2000 convertible debentures; a decrease in additional paid-in capital of $399,000 to reflect the adjusted carrying value of the deferred financing costs and debt discount in connection with the February 2000 conversion of 6% convertible debentures to common stock; an increase of $540,000 in other intangible assets and accrued expenses related to amounts payable under an exclusivity agreement; an increase of $580,000 in other intangible assets and additional paid-in capital attributable to the fair value of warrants issued in connection with such exclusivity agreement; an increase in stock subscriptions receivable of $600,000 to record notes received upon the conversion of warrants; and a $400,000 decrease in inventory and corresponding increase in property and equipment to reclassify equipment not yet placed in service. The effects of the restatement adjustments are as follows:

                  AS OF AND FOR THE QUARTER ENDED                                               AS PREVIOUSLY
                           MARCH 31, 2000                                                          REPORTED             AS RESTATED
                  ----------------------------------------------------------------------         ------------          ------------
                  Balance sheet:
                           Accounts receivable .........................................         $  3,681,241          $  3,493,387
                           Inventories .................................................            1,034,086               634,086
                           Prepaid expenses and other current assets ...................               74,079               162,564
                           Property and equipment, net .................................            3,368,592             3,768,592
                           Deferred financing costs ....................................            1,760,369               364,852
                           Other assets ................................................               70,148             1,189,909
                           Accrued expenses ............................................              698,911             1,577,111
                           6% convertible debentures ...................................            3,235,500             3,113,442
                           Additional paid-in capital ..................................           13,057,122            18,756,033
                           Stock subscription receivable ...............................                 --                (600,000)
                           Deferred financing charges ..................................                 --              (2,707,342)
                           Accumulated deficit .........................................           (4,740,312)           (8,263,779)
                  Statement of operations:
                           Selling, general and administrative expenses ................         $  1,212,345          $  1,463,803
                           Interest expense ............................................              112,961             1,994,028
                           Net loss ....................................................             (693,254)           (2,825,779)
                           Loss per share ..............................................                (0.03)                (0.13)


Note 3.     Business Combinations

      On March 17, 2000 the Company acquired all of the assets of Secure-All Security, a sole proprietorship engaged in the business of selling and installing security systems and monitoring the systems it installs. The Company paid $225,000, assumed liabilities totaling $131,000 and issued 34,000 shares of its common stock for the assets of Secure-All Security. The total purchase price paid for this acquisition, including certain acquisition costs, was $700,000, which has been recorded as goodwill to be amortized over 5 years.

Note 4.     Issuance of Common Stock and Warrants

      During the three month period ended March 31, 2000, the Company issued 1,108,750 shares of common stock. The following table summarizes the shares of common stock issued:

      Shares outstanding December 31, 1999                   20,884,957
          Shares issued for debenture conversion                724,760
          Shares issued for acquisition                          34,000
          Shares issued for services                             50,000
          Shares issued for warrant conversion                  300,000
          Shares cancelled                                          (10)
                                                       ----------------
      Shares outstanding March 31, 2000                      21,993,707

      The Company issued 724,760 shares of its common stock associated with conversion of the 6% convertible debentures. (See note 5).

      The Company issued 34,000 shares of its restricted common stock associated with the acquisition of Secure-All Security. (See note 3).

      The Company issued 50,000 shares of its common stock associated with services performed for the Company. The Company recorded expense of $122,600 based on the fair value of these shares on the date a commitment to provide services was reached.

      The Company issued 300,000 shares of its common stock associated with the conversion of warrants. (See note 6).

Note 5. Convertible Debentures

      On December 13, 1999, the Company closed a private placement transaction with Candlelight Investors, LLC, ("Candlelight") a Delaware limited liability company. In the private placement, the Company received from Candlelight a total of $3,000,000 in exchange for $3,000,000 total face value 6% convertible debentures due December 13, 2001, together with warrants to purchase up to 210,000 shares of common stock. The Company determined the warrants to have a relative fair value of $215,000 on the date of issuance and recorded this amount as a discount against the convertible debentures.

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

      Because the conversion price of these debentures was less than the fair value of the Company's common stock on the date of issuance, the Company recorded as interest expense the value of the beneficial conversion feature. The value of the beneficial conversion feature was determined to be $650,000. The Company also gave Candlelight the right to acquire, upon total payment to the Company of $2,000,000, an additional $2,000,000 face value of debentures and additional warrants to purchase up to 140,000 shares of common stock.

      In connection with the private placement, the Company agreed not to sell any of its securities until July 4, 2000, unless the securities are (1) issued in connection with a public offering of at least $15 million, (2) in connection with an acquisition of additional businesses or assets or (3) as compensation to employees, consultants, officers or directors.


      On February 10, 2000 Candlelight converted $1,500,000 total face value of the 6% convertible debentures into 724,760 shares of common stock. At the date of the conversion, the Company charged deferred financing charges of $301,000 and convertible debenture discount of $98,000 related to the convertible debentures to additional paid-in capital.


      On March 15, 2000, the Company issued an additional $2,000,000 of 6% convertible debentures to Candlelight with conversion features similar to those noted above. Because the conversion price of these debentures was less than the fair value of the Company's common stock on the date of issuance, the Company has recorded as interest expense the value of the beneficial conversion feature. The value of the beneficial conversion feature exceeded the carrying value of the convertible debentures (net of the discount allocable to detachable warrants discussed below), therefore, the charge to interest expense was limited to $1,701,000.

      The 6% convertible debentures issued on March 15, 2000 were also issued with detachable warrants, exercisable at $3.16 per share. The warrants can be converted into 140,000 shares of common stock. The Company determined the warrants to have a total value of $299,000 on the date of issuance and recorded this amount as a discount against the convertible debentures. This discount will be amortized to interest expense over the term of the convertible debentures.

      The Company has an agreement with Intratech Capital Partners (Intratech) to assist the Company in raising money. By contract, Intratech is to receive warrants to purchase 375,000 shares of common stock for every $5 million in funding raised. In connection with the $2,000,000 6% convertible debentures issued in March 2000 (which brought to $5 million the total amount of funding raised by Intratech), the Company issued warrants to Intratech to purchase 375,000 shares of common stock at $2.50 per share. The fair value of these warrants was determined to be $2,621,000 and has been recorded as a deferred financing charges on the accompanying consolidated balance sheet to be amortized to interest expense over the term of the convertible debentures.


Note 6.  Services Agreement

      In January 2000, the Company entered into a services agreement with Land Tejas Development LLC (Land Tejas) whereby the Company will serve as the exclusive provider of Bundled Digital Services in communities developed by Land Tejas. At the effective date of the agreement, the Company owed to Land Tejas an up-front fee of approximately $540,000 for the right to access lots at Land Tejas communities. This amount has not yet been paid, and is recorded as an accrued liability on the accompanying March 31, 2000 consolidated balance sheet. The Company also issued warrants to purchase 300,000 shares of common stock at an average price of $2.00 per share to certain principals of Land Tejas. The fair value of these warrants was determined to be $580,000. Both the accrued access fees and warrant fair value have been capitalized and included in other assets in the accompanying balance sheet to be amortized over the asset's estimated useful life of five years.


      In March 2000, the warrants issued to Land Tejas were exercised and the Company received notes receivable in the amount of $600,000. The notes are classified as stock subscriptions receivable within shareholders' equity at March 31, 2000.

Note 7. Industry Segments

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

      CLEARWORKS HOME SYSTEMS, INC. subsidiary addresses new home building with the goal of integrating technology into the home. This includes structured wiring, security systems, audio/video solutions and home automation. As such, the primary customers of ClearWorks Home Systems are major builders and the home buyers themselves. Many of the systems installed are bundled into the mortgage of the actual home. The company integrates with its counterparts in delivery the key systems inside the home to prepare the home for high speed data services and other future technologies.

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

Summarized financial information concerning the Company's reportable segments is shown below in the following table:

                                                           CLEARWORKS     CLEARWORKS
                                             CLEARWORKS    STRUCTURED    INTEGRATION     CLEARWORKS   CORPORATE AND
                                           COMMUNICATIONS    WIRING        SERVICES     HOME SYSTEMS   ELIMINATIONS    CONSOLIDATED
                                            ------------  ------------   ------------   ------------   ------------    ------------
Three Months Ended March 31, 2000
  Revenues from unaffiliated customers ...       280,902       155,965      4,655,113        302,768           --         5,394,748
  Segment profit (loss) ..................       (68,264)       45,774        149,348         95,421       (737,758)       (515,479)
  Total assets ...........................       (68,574)      172,559      2,284,718        397,753     15,971,005      18,757,461
  Capital expenditures ...................     1,030,399        81,969         16,101         69,065        315,058       1,512,592
  Depreciation and amortization ..........        24,660         2,445          5,650          6,460        283,812         323,027

The following reconciles segment profit (loss) to income (loss) from operations per the March 31, 2000 Consolidated Statements of Operations:

                                                   2000
                                             ---------------
Total profit (loss) from
  reportable segments ....................   $      (515,479)
Depreciation and amortization ............          (323,027)
Income (loss) from operations ............          (838,506)

Note 8. Commitments and Contingent Liabilities

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

      The Company is currently a plaintiff in ClearWorks.net, Inc. v. Michael C. Callihan and Linda Callihan. The suit was filed February 25, 2000 after attempts to mediate were unsuccessful alleging causes of action based on breach of contract, breach of warranty, fraud in stock transactions and common law fraud. The facts underlying the lawsuit are as follows: On or about May 21, 1998, the principal shareholder of Team Renaissance, Inc. entered into a merger agreement with ClearWorks. Shortly thereafter, the principal shareholder, Michael Callihan, requested that the Company pay in full promissory notes in which Mr. Callihan was the payee. However, those promissory notes were neither disclosed in the merger agreement nor attached to the merger agreement as exhibits. A dispute arose between ClearWorks and Mr. Callihan regarding the validity of the promissory notes. Additionally, a dispute arose regarding credit card accounts held in the name of Mr. Callihan which Mr. Callihan claims are the obligation of the Company and which the Company claims are the personal debt of Mr. and Mrs. Callihan. Also, prior to closing, ClearWorks learned that the Callihans had failed to make payments to its employees and contractors, and had also failed to pay its suppliers, in direct violation of the merger agreement between the parties. In this suit, ClearWorks seeks return of shares previously issued to Mr. Callihan in connection with the events underlying the suit. The Company intends to continue to vigorously prosecute its claims against the Callihans.

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

Note 9.  Subsequent Events

      On April 19, 2000 the Company received from Candlelight a total of $2,000,000 in exchange for an additional $2,000,000 total face value 6% convertible debentures due December 13, 2001. The terms of the debenture were similar in nature to the December 1999 and March 2000 transactions. Because the conversion price of these debentures was less than the fair value of the Company's common stock on the date of issuance, the Company will record as interest expense the value of the beneficial conversion feature, which is approximately $1,500,000.


      On April 28, 2000, the Annual Meeting of Stockholders of the Company was held. All proposals were passed with the exception of Proposal No. 3--the 1999 Long-Term Incentive Plan. The 1999 Long Term Incentive Plan was defeated. As a result, the stock options granted to Company's key employees became unenforceable and invalid. The Board of Directors intends to propose an alternate employee compensation plan to compensate its key employees.

      On May 1, 2000 the Company received conversion notice from Candlelight to convert $500,000 of the outstanding 6% convertible debentures into 155,050 shares of common stock.

      On May 9, 2000 the Company entered into a letter of intent with Home Systems Integration (H.S.I.) to acquire substantially all of the assets of the business for $185,000. H.S.I. is in the business of providing residential structured wiring, security systems, audio/video solutions and home automation

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION


The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A. The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.


RISKS RELATING TO FORWARD-LOOKING STATEMENTS


      In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-QSB/A and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions and expectations for funding capital expenditures and operations in the future. When used herein, the words "believe", "anticipate", "hope", "estimate", "project", "intend", "expect" and similar expressions are intended to identify such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no statements contained in this Form 10-QSB/A should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.


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

CONSOLIDATED RESULTS OF OPERATIONS

FISCAL Q1 2000 COMPARED TO FISCAL Q1 1999


                                                MARCH 31,      MARCH 31,
                                                  2000           1999
                                               -----------    -----------
Revenues ...................................   $ 5,394,748    $   430,442
Costs and expenses .........................     6,233,254        249,437
Income (loss from operations) ..............      (838,506)       181,005
Net  income (loss) .........................    (2,825,779)       181,005
Basic and diluted  earnings (loss) per share          (.13)           .01


      The following summary table presents comparative cash flows of the Company for the periods ended March 31, 1999 and 2000:


                                                   MARCH 31,      MARCH 31,
                                                     2000           1999
                                                  -----------    -----------
      Net cash used by operating activities ...   $  (833,635)   $  (208,705)
      Net cash used by investing activities ...    (1,662,063)      (412,598)
      Net cash provided by financing activities   $ 2,019,075    $   912,302

REVENUES


REVENUES. Total revenue increased by $4,964,306 over the March 31, 1999 fiscal quarter to $5,394,748 (an increase of 1,153.3%) for the quarter ended March 31, 2000. The Company acquired three companies during 1998, two companies during 1999, and one company in 2000. As a direct result of these acquisitions, the Company has been able to increase significantly its revenue in the primary areas in which it operates. Further increases are projected for the remainder of the year 2000 as a result of anticipated acquisitions.

      Revenues from ClearWorks Integration Services, Inc. increased from $430,442 during the first quarter 1999 to $4,655,113 (an increase of 981%) for the March 31, 2000 period. Integration revenues are derived from three principal product lines; information technology staffing and network engineering, vendor evaluation of network hardware and implementation of network hardware and support of private and enterprise networks. The Company has been able to increase its revenues in the integration area primarily due to the acquisition of United Computing Group, LLC in December 1999 and an increased customer base through sales leverage between the companies.

      Revenues from ClearWorks Structured Wiring, Inc. increased from $0 during the first quarter 1999 to $155,965 for the March 31, 2000 period. Structured wiring revenues are derived from providing wiring solutions for commercial and education customers. ClearWorks Structured Wiring Services, Inc. deployed its structured wiring solutions to major education and commercial customers in the Houston area during the three months ended March 31, 2000. The Company anticipates that a decrease in revenues will occur as resources within ClearWorks Structured Wiring, Inc. are deployed on internal projects to build out Fiber-To-The-Home telecommunications networks.


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

COSTS AND EXPENSES RELATED TO REVENUES


COSTS AND EXPENSES. Costs and expenses increased to $6,233,254 for quarter ended March 31, 2000 compared to $249,437 for quarter ended March 31, 1999. Costs and expenses grew based on an increase in new revenues primarily from acquisitions. Margins within the subsidiaries were consistent with managements expectations, with gross margins for ClearWorks Structured Wiring at 46%, ClearWorks Integration Services at 16%, ClearWorks Communications at 62%, and ClearWorks Home Systems at 31%. Gross margins increased from $134,090 during the first quarter 1999 to $948,324 (an increase of 22%) for the March 31, 2000 period. This increase resulted primarily from the acquisition of United Computing Group in December of 1999.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Selling, general and administrative expenses increased by $ 1,366,508 to $ 1,463,803 for the quarter ended March 31, 2000, from $97,295 quarter ended March 31, 1999. Selling, general and administrative expenses consist primarily of compensation to employees and management. During the first quarter 2000, the Company concentrated on streamlining it process and controls and focused on the goal of profitability and growth. The Company was streamlined, and departments and teams were evaluated for effectiveness. Staff was added in critical areas of the business including accounting and customer service. The Company had 131 management, sales and administrative personnel at March 31, 2000. Accounting fees were $76,722 for quarter ended March 31, 2000. Accounting fees were related to the Company's 1999 audit performed by KPMG, LLP. Legal fees for the quarter were $27,667 and primarily related to the Company's defense of outstanding civil litigation. The cost of investor relations for the quarter was $42,269. These expenses are comprised of transfer agent expenses, investor relations firm fees, press release services, printing and postage.


DEPRECIATION AND AMORTIZATION


The Company has recorded goodwill equivalent to the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. The Company amortizes this cost over a five-year period. In addition the Company acquired fixed assets to support the business growth. The fixed assets are depreciated over a two to seven year period. Depreciation and Amortization expenses increased by $ 304,975 to $323,027 for the quarter ended March 31, 2000 primarily due to the amortization of goodwill associated with acquisitions.


INTEREST EXPENSE


Interest expense for the quarter ended March 31, 2000 was $ 1,994,028. Interest expense consisted primarily of $1,701,000 attributable to the beneficial conversion feature on the March 2000 6% convertible debenture issuance. Additionally, interest accrued on outstanding loans which are due August 2000 and May 2001.


INTEREST INCOME


Interest income for the quarter ended March 31, 2000 was $6,755. Interest was earned primarily on overnight bank sweeps on current cash balances.


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

CAPITAL EXPENDITURES


      The Company has incurred capital expenditures for construction of operating facilities, transportation and other field equipment, office furniture and computer equipment and software used in its operations. Capital expenditures for the quarter ended March 31, 2000 were $ 1,437,063.


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

                           PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS


      The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company's management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company's financial condition or results of operations. Except for the legal proceedings described below, all other proceedings are incorporated herein by reference from Company's Form 10-KSB/A.


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


      This suit was only recently served upon the Company. The Company has answered. Limited discovery has been propounded. Company has requested that this suit be referred to arbitration.


      ITEM 2. CHANGES IN SECURITIES - None

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

      ITEM 5. OTHER INFORMATION - None

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K - None


(A) EXHIBITS

3(i) Articles of Incorporation of the Registrant*

3(ii) Amendment to Articles of Incorporation*

3(iii) By-Laws of the Registrant *

3(iv) Minutes of the Regular Meeting of the Board of Directors dated February 25, 2000, amending Bylaws.

4(a) Convertible Note Regarding KMA Investments among Registrant and KMA Investments dated July 9, 1999**

4(b) Form of Debenture to Candlelight Investment (Issued pursuant to the Securities Purchase Agreement dated December 13, 1999 among Registrant and Candlelight Investment)****

4(c) Form of Warrant to Candlelight Investments (Issued pursuant to the Securities Purchase Agreement dated December 13, 1999 among Registrant and Candlelight Investment) ****

4(d) Form of Conditional Warrant to Candlelight Investments (Issued pursuant to the Securities Purchase Agreement dated December 13, 1999 among Registrant and Candlelight Investment) ****

10(a) Stock Option Plan dated May 12, 1999*

10(b) Stock Warrant Plan dated April 1998*

10(c) Agreement and Plan of Acquisition (Archer Mickelson Technologies, Inc.) dated April 1, 1999 among Registrant and Archer Mickelson Technologies*

10(d) Agreement and Plan of Acquisition (United Computing Group, Inc. and United Consulting Group, Inc.) dated December 20, 1999 among Registrant and United Computing Group, Inc. and United Consulting Group, Inc.***

10(e) Securities Purchase Agreement with Candlelight Investments dated December 13, 1999 among Registrant and Candlelight Investment ****

10(l) Agreement regarding strategic business alliance with Land Tejas Development, L.L.C. dated March 26, 1999 among Registrant and Land Tejas**

21 A description of the subsidiaries of the Registrant

27 Financial Data Schedule

(b)  Reports on Form 8-K
The Company filed the following report on Form 8-K during the quarter ended March 31, 2000:

(i) Current Report on Form 8-K dated January 7, 2000 filed to report, among other things, that the Company had completed the acquisition of United Computing Group, Inc. and United Consulting Group, Inc.;

(ii) Current Report on Form 8-K dated February 15, 2000 filed to report, among other things, the change in the Company's accountants;

(iii) Current Report on Form 8-K/A dated March 16, 2000 filed to report, among other things, the historical financial statements related to the acquisition described in subparagraph (i); and

(iv.) Current Report on Form 8-K/A dated March 28, 2000 filed to report, among other things, the consent of the Company's former auditors with respect to the historical financial statements filed as described in subparagraph (iii).

*Incorporated by reference from Registrant's Form 10-SB, which was previously filed on June 29, 1999.

**Incorporated by reference from Registrant's Form 10-SB, which was previously filed on September 20, 1999.

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


                                         CLEARWORKS.NET, INC.
                                         (Registrant)

                                         S/S Michael T. McClere
                                         ---------------------------------------
 July 3, 2000                            Michael T. McClere
                                         Chief Financial Officer
                                         (duly authorized officer)