Form 10QSB
period 2000-06-30
CLEARWORKS NET INC
filed 2000-08-22
CIK 1087328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

      Commission File Number 000-26547

                              CLEARWORKS.NET, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)


          Delaware                                            76-0576542
------------------------------                            ------------------
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

                               Yes [X]   No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $.001 par value                               25,324,818
------------------------------                    ------------------------------
Title of Class                                           Number of Shares
                                                  outstanding at August 21, 2000

One exhibit included.

                              CLEARWORKS.NET, INC.

                                      INDEX

PART 1       FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
        Item 1.   Consolidated Balance Sheets                              3
                  June 30, 2000 (unaudited) and December 31,1999

                  Consolidated Statements of Operations                    4
                  For the Three and Six Months Ended June 30,
                     2000 and 1999 (unaudited)

                  Consolidated Statements of Cash Flows                    5
                  For the Three and Six Months Ended June 30,
                     2000  and 1999 (unaudited)

                  Consolidated Statements of  Shareholders' Equity         6
                     For the Six Months Ended June 30, 2000 (unaudited)
                     And the Year Ended December 31, 1999

                  Notes to Consolidated Financial Statements               7


        Item 2.   Management's Discussion and Analysis of Financial       13
                  Condition and Results of Operations

PART 2       OTHER INFORMATION

        Item 1.   Legal Proceedings                                       17

        Item 2.   Changes in Securities                                   20

        Item 3.   Defaults Upon Senior Securities                         20

        Item 4.   Submission of Matter to a Vote of Security Holders      20

        Item 5.   Other Information                                       20

        Item 6.   Exhibits and Reports on Form 8-K                        20

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 And December 31, 1999


                                                               JUNE 30, 2000    DECEMBER 31, 1999
                                                               -------------    -----------------
          ASSETS                                                (Unaudited)

Current assets:
  Cash and cash equivalents ................................   $      86,023    $       1,247,000
  Accounts receivable, net of allowance for doubtful
    accounts of $343,081 and $93,081, respectively .........       5,076,338            3,388,000
  Stock subscription receivable ............................                              450,000
  Inventories ..............................................       1,043,975              332,000
  Prepaid expenses and other current assets ................         163,475              229,000
                                                               -------------    -----------------
        Total current assets ...............................       6,369,811            5,646,000
                                                               -------------    -----------------
Property and equipment, net ................................       3,843,671            2,256,000
                                                               -------------    -----------------
Other assets:
  Goodwill, net ............................................       5,343,360            5,449,000
  Deferred financing costs .................................         311,869              378,000
  Other ....................................................       1,057,026               29,000
                                                               -------------    -----------------
                                                                   6,712,255            5,856,000
                                                               -------------    -----------------
        Total assets .......................................   $  16,925,737    $      13,758,000
                                                               =============    =================
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade ..................................   $   4,274,930    $       3,197,000
  Accrued expenses .........................................       1,494,384              461,000
  Current maturities of long-term debt .....................       1,403,724              860,000

  Note payable, shareholder ................................            --                150,000
                                                               -------------    -----------------
        Total current liabilities ..........................       7,173,038            4,668,000
                                                               -------------    -----------------
Long-term debt, net of current maturities ..................          41,869              535,000
                                                               -------------    -----------------
6% Convertible debentures, net of discount .................       3,035,850            2,785,000
                                                               -------------    -----------------
Shareholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized;
22,794,458 and 20,884,957 shares issued and outstanding
June 30, 2000 and December 31, 1999, respectively ..........          22,795               21,000
  Additional paid-in capital ...............................      21,411,514           11,472,000
  Stock subscription receivable ............................        (600,000)                --
  Deferred financing charges ...............................      (1,234,171)            (285,000)
  Accumulated deficit ......................................     (12,925,158)          (5,438,000)
                                                               -------------    -----------------
                                                                   6,674,980            5,770,000
                                                               -------------    -----------------
        Total liabilities and shareholders' equity .........   $  16,925,737    $      13,758,000
                                                               =============    =================

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                         THREE MONTHS      THREE MONTHS      SIX MONTHS        SIX MONTHS
                                                        ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                             2000             1999               2000             1999
                                                        --------------    --------------    --------------    --------------
                                                                            (RESTATED)                          (RESTATED)
Revenues:
   ClearWorks Integration Services ..................   $    6,284,700    $      356,177    $   10,939,813    $      599,644
   ClearWorks Home Systems ..........................          426,890              --             729,658              --
   ClearWorks Structured Wiring .....................          177,712           237,823           333,677           425,356
   ClearWorks Communications ........................          693,016              --             973,918              --
                                                        --------------    --------------    --------------    --------------
                                                             7,582,318           594,000        12,977,066         1,025,000
                                                        --------------    --------------    --------------    --------------
Costs and expenses:
    ClearWorks Integration services and materials ...        5,615,885           146,400         9,612,034           290,349
    Home Systems services and materials .............          935,650              --           1,127,785              --
    Structured Wiring services and materials ........          220,293           341,600           268,570           327,651
    Communications services and materials ...........          941,511              --           1,151,374              --
    Selling, general and administrative expenses ....        1,661,783         1,207,000         3,125,586         1,304,000
    Depreciation and amortization ...................          496,725            44,000           819,752            86,000
                                                        --------------    --------------    --------------    --------------
                                                             9,871,847         1,739,000        16,105,101         2,008,000
                                                        --------------    --------------    --------------    --------------
Loss from operations ................................       (2,289,529)       (1,145,000)       (3,128,035)         (983,000)
Other income/(expense):
    Interest income .................................            2,013                               8,768
    Interest expense ................................       (2,373,863)           (8,000)       (4,367,891)          (13,000)
                                                        --------------    --------------    --------------    --------------
Loss before income taxes ............................       (4,661,379)       (1,153,000)       (7,487,158)         (996,000)
                                                        --------------    --------------    --------------    --------------
Income taxes, net of valuation allowances ...........             --                --                --                --
                                                        --------------    --------------    --------------    --------------
Net loss ............................................   $   (4,661,379)   $   (1,153,000)   $   (7,487,158)   $     (996,000)
                                                        ==============    ==============    ==============    ==============
Loss per share:
    Basic ...........................................             (.21)             (.08)             (.34)             (.07)
    Diluted .........................................             (.21)             (.08)             (.34)             (.07)

Weighted average number of common shares outstanding:
    Basic ...........................................       22,029,589        14,473,856        21,850,835        14,473,856
    Diluted .........................................       22,029,589        14,473,856        21,850,835        14,473,856

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                             2000                        1999
                                                                  --------------------------    --------------------------
Cash flows from operating activities:                                                                   (Restated)
  Net loss ....................................................   $               (7,487,158)   $                 (996,000)
                                                                  --------------------------    --------------------------
Adjustments to reconcile net loss to net cash
    used by operating activities, net of
     acquisitions:
       Depreciation and amortization ..........................                      819,752                        86,000
       Stock issued for compensation and services .............                      106,350                       800,000
       Non-Cash interest expense ..............................                    3,417,463                          --
       Amortization of deferred financing charges, costs and debt
         discount .............................................                      704,988                          --
       (Increase) Decrease  in accounts receivable, net .......                   (1,688,338)                     (801,000)
       (Increase) Decrease in inventories .....................                     (711,975)                      (22,000)
       (Increase) Decrease in prepaids and other assets .......                      136,300                       (24,000)
       Increase in accounts payable ...........................                      538,415                       577,000
       Increase (Decrease) in accrued expenses ................                      909,725                      (154,000)
                                                                  --------------------------    --------------------------
  Net cash used by operating activities .......................                   (3,254,478)                     (534,000)

Cash flows from investing activities:
       Acquisitions, net ......................................                     (225,000)                      (35,000)
       Capital expenditures ...................................                   (1,578,323)                   (1,339,000)
                                                                  --------------------------    --------------------------
  Net cash used by investing activities .......................                   (1,803,323)                   (1,374,000)

Cash flows from financing activities:
       Net repayments of notes payable ........................                      (99,407)                       (6,000)
       Proceeds from issuance of convertible debentures .......                    4,000,000                          --
       Payments of deferred financing costs ...................                     (408,000)                         --
       Payments of syndication costs ..........................                      (45,769)                         --
       Proceeds from common stock sales, net ..................                         --                       1,853,000
       Decrease in stock subscription receivable ..............                      450,000
                                                                  --------------------------    --------------------------
  Net cash provided by financing activities ...................                    3,896,824                     1,847,000

  Net decrease in cash ........................................                   (1,160,977)                      (61,000)

Cash at the beginning of the period ...........................                    1,247,000                       162,000
                                                                  --------------------------    --------------------------
Cash at the end of the period .................................   $                   86,023    $                  101,000
                                                                  ==========================    ==========================
Supplemental disclosures of cash flow
        Interest expense paid .................................   $                  296,017    $                   14,000
Supplemental disclosures of non-cash
Issuance of common stock for asset acquisitions ...............   $                  306,000                          --
       Fair value of assets acquired ..........................                         --      $                   38,000
       Fair value of capital stock issued .....................                         --      $                    4,000
       Liabilities assumed ....................................                         --      $                   35,000

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND YEAR ENDED DECEMBER 31, 1999

                                                           ADDITIONAL    DEFERRED       STOCK      RETAINED EARNINGS      TOTAL
                                SHARES OF       COMMON      PAID-IN      FINANCING   SUBSCRIPTION    (ACCUMULATED     SHAREHOLDERS'
                               COMMON STOCK     STOCK       CAPITAL       CHARGES     RECEIVABLE       DEFICIT)          EQUITY
                               ------------  -----------  ------------  -----------  ------------  -----------------  -------------
Balances, December 31, 1998 ..   11,460,249  $    11,000  $  1,152,000  $      --    $       --    $        (279,000) $     884,000

Stock issued for acquisitions     2,075,000        2,000     4,893,000         --            --                 --        4,895,000

Stock issued for cash, net of
registration fees and expenses    6,817,910        6,885     2,260,000         --            --                 --        2,266,885

Warrants issued for services .         --           --       1,026,000     (378,000)         --                 --          648,000

Stock issued for incentive
    compensation and services       531,798        1,000     1,276,000         --            --                 --        1,277,000

Beneficial conversion feature
for 6% convertible debenture.          --           --         650,000         --            --                             650,000

Warrants issued with
convertible debentures .......         --           --         215,000         --            --                 --          215,000

Amortization of deferred
financing charges ............         --           --            --         93,000          --                              93,000

Net loss .....................         --           --            --           --            --           (5,159,000)    (5,159,000)
                               ------------  -----------  ------------  -----------  ------------  -----------------  -------------
Balances, December 31, 1999 ..   20,884,957  $    20,885  $ 11,472,000  $  (285,000) $       --    $      (5,438,000) $   5,769,885
                               ============  ===========  ============  ===========  ============  =================  =============
(The following information
is unaudited)

Stock issued for acquisitions        34,000           34       305,966         --            --                 --          306,000

6% convertible debentures
converted to stock, net of
deferred financing costs and
discounts ....................    1,345,364        1,346     1,586,958    1,590,120          --                 --        3,178,424

Warrants issued for services .         --           --       3,712,522   (3,132,161)         --                 --          580,361

Stock issued for incentive
compensation and services ....       41,875           42       106,308         --            --                 --          106,350

Beneficial conversion feature
for 6% convertible debenture .         --           --       3,417,463         --            --                 --        3,417,463

Warrant issued with
convertible debentures .......         --           --         582,537         --            --                 --          582,537

Common stock issued for
warrant conversion ...........      488,262          488       599,512         --        (600,000)              --             --

Amortization of deferred
financing charges ............         --           --        (325,983)     592,870          --                 --          266,887

Syndications Costs ...........         --           --         (45,769)        --            --                 --          (45,769)

Net Loss .....................                                                                            (7,487,158)    (7,487,158)
                               ------------  -----------  ------------  -----------  ------------  -----------------  -------------

Balances, June 30, 2000 ......   22,794,458  $    22,795  $ 21,411,514  $(1,234,171) $   (600,000) $     (12,925,158) $   6,674,980
                               ============  ===========  ============  ===========  ============  =================  =============

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

Note 1.     Summary of Significant Accounting Policies

A)    UNAUDITED

       The unaudited financial statements included herein for the Company for the three and six months ended June 30, 2000 and 1999 have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes thereto for the annual periods ended December 31, 1999 and 1998.

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

C)    CONSOLIDATION

      At June 30, 2000, the Company has four wholly owned subsidiaries:
      ClearWorks Communications, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Home Systems, Inc., and ClearWorks IT Solutions, Inc. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

D)    USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The markets for the Company's services are characterized by intense competition, rapid technological development, regulatory changes and frequent new product introductions, all of which could impact the future value of the Company's assets.

E)    CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with an initial MATURITY of three months or less to be cash equivalents.

F)    PROPERTY AND EQUIPMENT

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

G)    INVENTORIES

      Inventories are valued at the lower of cost or market. The cost is determined by using the first in first out ("FIFO") method. Inventories consist primarily of materials, equipment and work in process.

H)    GOODWILL

      Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill may be impacted if the estimated future operating cash flows are not achieved.

I)    REVENUE RECOGNITION

      The Company recognizes revenue and the related costs at the time the services are rendered. Revenue is derived from fees charged for the delivery of Bundled Digital Services, integration services and cabling and wiring.

      Revenue from long-term contracts is recognized using the percentage of completion method, measured by the percentage of total costs incurred to date to estimated total costs for each contract. This is used because management considers actual costs to be the best available measure of progress on these contracts.

J)    EARNINGS (LOSS) PER COMMON SHARE

      The Company computes net income/(loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic net income/(loss) per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net income/(loss) per share is determined in the same manner as basic net income/(loss) per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's convertible debt. For the three and six months ended June 30, 1999 and 2000, the dilutive effect of all stock options, warrants and convertible debt were not included in the calculation of diluted loss per share as the Company is reporting net losses for each period.

Note 2.  Restatement of Prior Years Results

      The results of operations for the three and six months ended June 30, 1999 have been restated to reflect adjustments recorded in connection with the Company's financial statements for the year ended December 31, 1999, as reported in the Company's annual report, as amended, in Form 10-KSB/A. Such adjustments resulted in additional compensation expense of $696,000 for the three and six months ended June 30,1999.

Note 3.     Business Combinations

      On May 9, 2000 ClearWorks Home Systems, Inc. entered into a letter of intent with Home Systems Integration (H.S.I.) to acquire substantially all of the assets of the business. H.S.I. is in the business of providing residential structured wiring, security systems, audio/video solutions and home automation. The transaction is still pending and is in dispute (See Item 2 Legal Proceedings concerning Valley First.)

Note 4.     Issuance of Common Stock

      During the six month period ended June 30, 2000, the Company issued 1,721,229 shares of common stock. The following table summarizes the shares of common stock issued:

      Shares outstanding December 31, 1999                  20,884,957
                                                            ----------
          Shares issued from 6% debenture conversion         1,345,364
          Shares issued for acquisitions                        34,000
          Shares issued for services                            41,875
          Shares issued for warrant conversion                 488,272
          Shares cancelled                                         (10)
                                                            ----------
      Shares outstanding June 30, 2000                      22,794,458

      The Company issued 1,345,364 shares of its common stock associated with conversion of the 6% convertible debentures.

      The Company issued 41,875 shares of its common stock associated with services performed for the Company.

      The Company issued 488,272 shares of its common stock associated with conversion of warrants.

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

      On March 15, 2000, the Company issued an additional $2,000,000 of 6% convertible debentures to Candlelight with conversion features similar to those noted above. Because the conversion price of these debentures was less than the fair value of the Company's common stock on the date of issuance, the Company has recorded as interest expense the value of the beneficial conversion feature. The value of the beneficial conversion feature exceeded the carrying value of the convertible debentures (net of discount allocable to detachable warrants discussed below), therefore, the charge to interest expense was limited to $1,701,000.

      The 6% convertible debentures issued on March 15, 2000 were also issued with detachable warrants, exercisable at $3.16 per share. The warrants can be converted into 140,000 shares of common stock. The Company determined the warrants to have a total value of $299,000 on the date of issuance and recorded this amount as a discount against the convertible debentures. This discount will be amortized to interest expense over the term on the convertible debentures.

      On April 19, 2000, the Company issued an additional $2,000,000 of 6% convertible debenture to Candlelight with conversion features similar to those noted above. Because the conversion price of these debentures was less than the fair value of the Company's common stock on the date of issuance, the Company has recorded as interest expense the value of the beneficial conversion feature. The value of the beneficial conversion feature exceeded the carrying value of the debentures (net of discount allocable to detachable warrants discussed below), therefore, the charge to interest expense was limited to $1,716,000.

      The 6% convertible debentures issued on April 19, 2000 were also issued with detachable warrants, exercisable at $3.16 per share. The warrants can be converted into 140,000 shares of common stock. The Company determined the warrants have a total value of $284,000 on the date of issuance and recorded this amount as a discount against the convertible debentures. This discount will be amortized to interest expense over the term on the convertible debentures.

      In February, May and June 2000 Candlelight converted $3,500,000 total face value of the 6% convertible debentures into 1,345,364 shares of common stock. At the dates of these conversions, the Company charged a total of deferred financing charges, accrued interest and convertible discount of $1,911,696 to additional paid-in capital.

Note 6.  Subsequent Events

      The Company plans to issue 100,000 warrants to IntraTech in connection with the April 19 Candlelight transaction.

      On July 13, 2000 the Company announced that its subsidiaries ClearWorks Integration Services, Inc. and United Computing Group, Inc. would be merged and operate as ClearWorks IT Solutions, Inc. Kevan Casey will continue as President.

      On July 20, 2000 the Company received conversion notice from Candlelight to convert $150,000 of the outstanding 6% convertible debentures into 49,511 shares of common stock.

      On July 25, 2000 the Company entered into a letter of intent to acquire LDConnect.com, a voice-over-ip (VOIP) worldwide long distance provider. The acquisition of LDConnect.com is anticipated to add $4 million in new revenues to the Company in the first twelve months of operation.

      In July 2000 the Company granted approximately 888,000 shares of stock to its employees. This bonus will result in a non-cash compensation expense of approximately $4.0 million.

      On August 3, 2000 the Company entered into a letter of intent to acquire Link2 Communications, a nationwide provider of high speed wireless broadband access. The acquisition of Link2 Communications is anticipated to add approximately $10 million in new revenues to the Company in the first 12 months of operation and provide the Company with a strategic arm in which to address the large retrofit market in wireless Bundled Digital Services.

      On August 7, 2000 the Company received conversion notice from Candlelight to convert $740,000 of the outstanding 6% convertible debentures into 270,717 shares of common stock.

      On August 10, 2000 the Company received conversion notice from Candlelight to convert $400,000 of the outstanding 6% convertible debentures into 146,404 shares of common stock.

      On August 10, 2000 the Company's chief executive officer elected to exercise 210,000 through a cash payment of $630,000.

      On August 15, 2000 the Company announced it had signed a letter of intent to merge with Eagle Wireless International. Terms of the merger call for each ClearWorks.net shareholder to receive four shares of Eagle for each five shares of ClearWorks.Net. After obtaining all necessary approvals it is hoped that the deal could close in the next three to six weeks.

              On August 15, 2000, the Company received conversion notice from Candlelight to convert $200,000 of the outstanding 6% convertible debentures into 73,261 shares of common stock.

Note 7: Industry Segments

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

      CLEARWORKS IT SOLUTIONS, INC. subsidiary provides information technology staffing personnel, network engineering, vendor evaluation of network hardware, resale of network hardware, implementation of network hardware and support of private and enterprise networks. Additional services include desktop rollouts, multi-platform supports and Local Area Networks ("LAN"), as well as Wide Area Networks ("WAN") analysis and server deployment.

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

Summarized financial information concerning the Company's reportable segments is shown below in the following table:


                                               CLEARWORKS     STRUCTURED                  CLEARWORKS    CORPORATE AND
                                             COMMUNICATIONS     WIRING     IT SOLUTIONS  HOME SYSTEMS   ELIMINATIONS   CONSOLIDATED
                                             --------------   ----------   ------------  ------------   ------------   ------------
Six Months Ended June 30, 2000
  Revenues from unaffiliated customers .....        973,918      333,677     10,939,813       729,658           --       12,977,066
  Segment profit (loss) ....................       (507,560)     (32,685)       314,194      (628,845)    (1,453,387)    (2,308,283)
  Total assets .............................      3,698,381    1,054,244      4,265,305       769,950      7,137,857     16,925,737
  Capital expenditures .....................      1,096,130       81,969         16,101        69,065        315,058      1,578,323
  Depreciation and amortization ............         74,723        1,356          5,650         7,844        730,179        819,752

Three Months Ended June 30, 2000
  Revenues from unaffiliated customers .....        693,015      177,713      6,284,700       426,890           --        7,582,318
  Segment profit (loss) ....................       (339,170)     (80,557)       164,846      (721,498)      (816,425)    (1,792,804)
  Total assets .............................      3,698,381    1,054,244      4,265,305       769,950      7,137,857     16,925,737
  Capital expenditures .....................         66,231         --             --            --             --           66,231
  Depreciation and amortization ............         50,063         --             --           1,384        445,278        496,725

Six Months Ended June 30, 1999
  Revenues from unaffiliated customers .....           --        425,356        599,644          --             --        1,025,000
  Segment profit (loss) ....................           --        (32,605)       314,194          --       (1,178,589)      (897,000)
  Total assets .............................           --        369,659        259,845          --        2,698,496      3,328,000
  Capital expenditures .....................           --         16,374        251,683          --        1,070,943      1,339,000
  Depreciation and amortization ............           --          1,356          5,650          --           78,994         86,000

Three Months Ended June 30, 1999
  Revenues from unaffiliated customers .....           --        155,965        438,035          --             --          594,000
  Segment profit (loss) ....................           --         45,774        149,348          --       (1,296,122)    (1,101,000)
  Total assets .............................           --        369,659        259,845          --        2,698,496      3,328,000
  Capital expenditures .....................           --         16,374        251,683          --          657,943        926,000
  Depreciation and amortization ............           --          2,445          5,650          --           35,905         44,000

The following reconciles segment profit (loss) to income (loss) from operations for the three and six months ended June 30, 2000 and 1999 Consolidated Statements of Operations:

                                                 THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                                    JUNE 30, 2000       JUNE 30, 1999        JUNE 30, 2000      JUNE 30, 1999
                                                 ------------------   ------------------   ----------------   ----------------
Total profit (loss) from reportable segments ..          (1,792,804)          (1,101,000)        (2,308,283)          (897,000)
Depreciation and amortization .................            (496,725)             (44,000)          (819,752)           (86,000)
Income (loss) from operations .................          (2,289,529)          (1,145,000)        (3,128,035)          (983,000)

Note 8.     Commitments and Contingent Liabilities

      LEGAL PROCEEDINGS

      Coinciding with the reverse merger with Southeast, the former management of Southeast established a trust to provide for the orderly liquidation of any alleged claims existing as of the date of acquisition. Certain stockholders of Southeast have contributed 86,000 free trading shares of the Company's common stock to the trust to satisfy approximately $150,000 of alleged claims. Due to the resignation of the trustee, the trust shares have been deposited in the registry of the Harris County Texas District Court, and the Company has been named a nominal defendant in an Interpleader action. The Company intends to vigorously defend its position by requesting the court release the stock for payment of all alleged claims as was originally intended. The Company's management does not expect the results of this legal proceeding will have a material adverse effect on the Company's financial condition or results of operations.

      The Company is currently a plaintiff in ClearWorks.net, Inc. v. Michael C.Callihan and Linda Callihan. The suit was filed February 25, 2000 after attempts to mediate were unsuccessful alleging causes of action based on breach of contract, breach of warranty, fraud in stock transactions and common law fraud. The facts underlying the lawsuit are as follows: On or about May 21, 1998, the principal shareholder of Team Renaissance, Inc. entered into a merger agreement with ClearWorks. Shortly thereafter, the principal shareholder, Michael Callihan, requested that the Company pay in full promissory notes in which Mr. Callihan was the payee. However, those promissory notes were neither disclosed in the merger agreement nor attached to the merger agreement as exhibits. A dispute arose between ClearWorks and Mr. Callihan regarding the validity of the promissory notes. Additionally, a dispute arose regarding credit card accounts held in the name of Mr. Callihan which Mr. Callihan claims are the obligation of the Company and which the Company claims are the personal debt of Mr. and Mrs. Callihan. Also, prior to closing, ClearWorks learned that the Callihans had failed to make payments to its employees and contractors, and had also failed to pay its suppliers, in direct violation of the merger agreement between the parties. In this suit, ClearWorks seeks return of shares previously issued to Mr. Callihan in connection with the events underlying the suit. The Company intends to continue to vigorously prosecute its claims against the Callihans.

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

                                    OVERVIEW

GENERAL

As of June 30, 2000 the Company currently offers voice, data and video services for both commercial and residential customers. The Company operates and provides its services in Houston, San Antonio, Dallas and Austin Texas; Las Vegas, Nevada; and Phoenix, Arizona. In addition, the Company recently announced the opening of an office in London, England to continue to expand the market for its products. The Company's vision is to become an industry leader in integrated voice, data and video solutions. The Company is pursuing this vision by integrating technology and technology based companies into its organization focused on the delivery of a suite of digital services to its clients through the use of Internet Protocol (IP). The Company is taking advantage of the convergence of telephone, cable TV, satellite TV, telecommunications and Internet technology to accomplish its objectives. Additionally, the Company intends to take advantage of the deregulation of the telecommunications industry based on the passage by the US Congress of the Telecommunications Act in 1996.

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

PRINCIPAL OPERATING COMPANIES.

The Company presently has four wholly owned subsidiaries which constitute its principal operating companies: ClearWorks Structured Wiring Services, Inc., a Texas corporation (formerly known as Millennium Integration Technologies, Inc.); ClearWorks Communications, Inc., a Texas corporation; ClearWorks Integration Services, Inc. (formerly known as Archer Mickelson Technologies, L.L.C., a Texas limited liability company), and ClearWorks Home Systems, Inc., a recently formed Texas corporation. ClearWorks Communications, Inc. has two wholly owned subsidiaries named Northpointe Telecom Services, L.L.C. and Stonegate Telecom, L.L.C. The Company anticipates the advantages of operating these companies together based on delivering like services to both sets of customers, much like the regional Bell operating companies (RBOCs) do today. Additionally, the Company can utilize its technology to deliver voice, data and video solutions to both sets of customers via the internet. ClearWorks Integration Services, Inc. has two wholly owned subsidiaries, United Computing Group, Inc. and United Consulting Group, Inc. both of which are Texas corporations.

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

ClearWorks IT Solutions, Inc. performs and provides various network integration and product technology to clients for the delivery of voice, video and data. Utilizing a high level of technical expertise, such services include designing, consultation, implementing, building, modifying and supporting a variety of solutions. Customers consist primarily of Fortune 1000 companies who seek outside expertise to develop and integrate their various technology solutions. Among these customers, the company generates revenue through information technology consulting, computer networking services and equipment sales. The Company performs hardware and software installations, system upgrades and enhancements and maintenance services. The Company offers software and hardware products to enhance its ability to provide complex technology solutions for enterprise wide networks. The Company is an authorized nonexclusive reseller of networking products, which enables it to deliver integration services. Generally, these products are technically sophisticated and require a high level of integration services for successful deployment. The Company has nonexclusive reseller relationships with many industry-leading vendors of information technology products, including Compaq, Computer Associates, Network Associates, IBM, Hewlett Packard, Alctel Cabling Systems and 3Com. The Company is a value added reseller ("VAR"). That is, it purchases hardware and software directly from the manufacturer and resells these products at a higher price (retail) directly to the Company's customers. The Company's relationships with these leading aggregators of computer hardware and software enable the Company to provide its clients with competitive product pricing, ready product availability and services such as electronic product ordering, product configuration and testing, and product warehousing and delivery. The Company also purchases technology from Cisco Systems, Netscape and General Instruments. Moreover, these relationships enable the Company not to carry inventory normally associated with the delivery of products.

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

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30,2000 TO SIX MONTHS ENDED JUNE 30, 1999

                                                  June 30, 2000   June 30, 1999
                                                  -------------   -------------
Revenues .......................................  $  12,977,066   $   1,025,000
Costs and expenses .............................     16,105,101       2,008,000
Loss from operations ...........................     (3,128,035)       (983,000)
Net loss .......................................     (7,487,158)       (996,000)
Basic and diluted loss per share ...............           (.34)           (.07)


      The following summary table presents comparative cash flows of the Company for the six month periods ended June 30, 2000 and 1999:

                                                  June 30, 2000   June 30, 1999
                                                  -------------   -------------
Net cash used by operating activities ..........  $  (3,254,478)  $    (534,000)
Net cash used by investing activities ..........  $  (1,803,323)  $  (1,374,000)
Net cash provided by financing activities ......  $   3,896,824   $   1,847,000

                                    REVENUES

REVENUES. Total revenue increased by $11,952,066 over the June 30, 1999 fiscal quarter to $12,977,066 (an increase of 1,166%) for the six months ended June 30, 2000. The Company acquired three companies during 1998, two companies during 1999, and one company in 2000. As a direct result of these acquisitions, the Company has been able to increase significantly its revenue in the primary areas in which it operates. Further increases are projected for the remainder of the year 2000 as a result of anticipated acquisitions.

      Revenues from ClearWorks Integration Services, Inc. increased from $599,644 through the second quarter 1999 to $10,939,813 (an increase of 1,724%) for the June 30, 2000 period. Integration revenues are derived from three principal product lines; information technology staffing and network engineering, vendor evaluation of network hardware and implementation of network hardware and support of private and enterprise networks. The Company has been able to increase its revenues in the integration area primarily due to the acquisition of United Computing Group, LLC in December 1999 and an increased customer base through sales leverage between the companies.

      Revenues from ClearWorks Structured Wiring, Inc. decreased from $425,356 through the second quarter 1999 to $333,677 (an decrease of 22%) for the June 30, 2000 period. Structured wiring revenues are derived from providing wiring solutions for commercial and education customers. ClearWorks Structured Wiring Services, Inc. deployed its structured wiring solutions to major education and commercial customers in the Houston area during the six months ended June 30, 2000. The Company anticipates that the decrease in revenues will continue as resources within ClearWorks Structured Wiring, Inc. are deployed on internal projects to build out Fiber-To-The-Home telecommunications networks.

      Revenues from ClearWorks Home Systems increased from $0 through the June 30, 1999 period to $729,658 for the June 30, 2000 period. Home Systems revenues are derived from providing wiring solutions for residential, security systems and audio/visual equipment The Company anticipates that the increase in revenues will continue as the Company expands into new markets and completes acquisitions. The Company is currently ramping up to meet the demand generated by communities in the ClearWorks Communications backlog.

      Revenues from ClearWorks Communications, Inc. increased from $0 through the June 30, 1999 period to $973,918 for the June 30, 2000 period. Revenues from delivery of the Company's Bundled Digital Services were $42,000 for the year ended December 31, 1999. The Company currently delivers voice, video and data services to residential homes in primarily new communities. The Company is currently deploying new infrastructure to ramp subscribers from its backlog of residential communities. The Company's subscriber revenue ramps directly proportional to the number of new homes built in its subdivisions each quarter. The Company anticipates bringing new communities on-line in the fourth quarter of 2000.

                     COSTS AND EXPENSES RELATED TO REVENUES

COSTS AND EXPENSES. Costs and expenses increased to $12,159,763 through the period ended June 30, 2000 compared to $618,000 through the period ended June 30, 1999. Costs and expenses grew based on an increase in new revenues primarily from acquisitions and from the opening of new offices for the company. New offices were established in Phoenix Arizona, San Antonio and Dallas Texas. Gross margins within the subsidiaries were consistent with managements expectations, with consolidated gross margins decreasing from forty percent (40%) through the June 30, 1999 period to six percent (6%) (a decrease of 34%) for the June 30, 2000 period. This decrease resulted primarily from the operational costs of acquisitions consummated by the company and from expansion costs of opening new offices.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $3,125,586 through the period ended June 30, 2000, compared to $1,304,000 through the period ended June 30, 1999. Selling, general and administrative expenses consisted primarily of compensation to employees and management. During the six months ended June 30, 2000, the Company continued its rapid growth, deploying resources to expand in all areas. ClearWorks Home Systems expansion included the acquisition of all personnel from Secure-All Security, which are primarily sales oriented and the establishment of a Phoenix Arizona office. ClearWorks Communications continued deploying on their Bundled Digital Services (BDS) contracts including adding customer service personnel to support the increasing subscriber base as well as field personnel to physically deploy fiber optics cable. ClearWorks IT Solutions added sales personnel to support the increase in revenue as well as accounting personnel to assist with record keeping. ClearWorks.net the parent company added a director of marketing to begin the extensive development of materials, advertising, and consumer awareness products. Clearworks.net also expanded its accounting workforce by the addition of human resources specific personnel as well as the addition of a new company controller. Several areas of the Home Systems business were streamlined including the closing of all secondary market offices including Laredo, Harlingen, and McAllen Texas locations. The Company had approximately 200 management, sales and administrative personnel at June 30, 2000.

                          DEPRECIATION AND AMORTIZATION

The Company has recorded goodwill equivalent to the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. The Company amortizes this cost over a five-year period. In addition the Company acquired fixed assets to support the business growth. The fixed assets are depreciated over a two to seven year period. Depreciation and Amortization expenses increased by $733,752 to $819,752 for the six months ended June 30, 2000 primarily due to the amortization of goodwill associated with acquisitions.

                                INTEREST EXPENSE

Interest expense increased to $4,367,891 through the period ended June 30, 2000, compared to $13,000 through the period ended June 30, 1999. Interest accrued primarily on outstanding convertible debentures which are due August 2000 and May 2001 (See accompanying notes to consolidated financial statements, Note 4:
Convertible Debentures).

                                 INTEREST INCOME

Interest income increased to $8,768 through the period ended June 30, 2000, compared to $0 through the period ended June 30, 1999. Interest was earned primarily on overnight bank sweeps on current cash balances.

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

                              CAPITAL EXPENDITURES

The Company has incurred capital expenditures for construction of operating facilities, transportation and other field equipment, office furniture and computer equipment and software used in its operations. Capital expenditures for the six months ended June 30, 2000 were $1,968,323 compared to $1,339,000 through the period ended June 30, 1999. Capital expenditures were primarily utilized for the deployment of the Company's Fiber-To-The-Home (FTTH) program to deliver high speed broadband services to residential communities.

                                CAPITAL RESOURCES

During the six months ended June 30, 2000, Candlelight exercised its right to acquire, upon total payment to the Company of $4,000,000, an additional $4,000,000 face value of debentures and additional warrants to purchase up to 280,000 shares of common stock. The Company is in the process of registering for resale, the common stock underlying all debentures and warrants that have been or may be issued to Candlelight. In connection with the private placement, the Company agreed not to sell any of its securities until ninety (90) days after the effectiveness of the registration statement, unless the securities are (1) issued in connection with a public offering of at least $15 million, (2) in connection with and acquisition of additional businesses or assets or (3) as compensation to employees, consultants, officers or directors (See accompanying notes to consolidated financial statements, Note 5: Convertible Debentures).

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

                           PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

      We are subject to legal proceedings and claims which arise in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition or results of operations.

      We are currently plaintiff in ClearWorks.net, Inc. v. Michael C. Callihan and Linda Callihan; 157th Judicial District Court of Harris County, Texas; Cause No. 2000-10296. Suit was filed February 25, 2000 [after attempts to mediate were unsuccessful] alleging causes of action based on breach of contract, breach of warranty, fraud in stock transactions and common law fraud. The facts underlying the lawsuit are as follows: On or about May 21, 1998, the principal shareholder of Team Renaissance, Inc. entered into a merger agreement with us. Shortly thereafter, the principal shareholder, Michael Callihan, requested that we pay in full promissory notes in which Mr. Callihan was the payee. However, those promissory notes were neither disclosed in the merger agreement nor attached to the merger agreement as exhibits. A dispute arose between us and Mr. Callihan regarding the validity of the promissory notes. Additionally, a dispute arose regarding credit card accounts held in the name of Mr. Callihan which Mr. Callihan claims are our obligation and which we claim are the personal debt of Mr. and Mrs. Callihan. Also, prior to closing, we learned that the Callihans had failed to make payments to its employees and contractors, and had also failed to pay its suppliers, in direct violation of the merger agreement between the parties. Shortly after the close of the merger, Mr. Callihan resigned. He has since counter-claimed in the suit claiming that he was constructively discharged and raising additional counterclaims under the same theories raised against him.

      We intend to continue to vigorously prosecute our claims against the Callihans and to vigorously defend against the counterclaims by Mr. Callihan.

      We are currently defendants in Cause No. 98-34190; Martin R. Nathan v. ClearWorks Technologies, Inc., et. al.; In the 216th Judicial District Court, Harris County, Texas, which case has been referred to arbitration in Case No. 70-168-00402-99; American Arbitration Association, ClearWorks Technologies, Inc.; Michael T. McClere, Rachel McClere 1998 Trust; McClere

Family Trust; and Shannon McLeroy vs. James W. Walters, J. Stanford Lifsey, Individually and as Trustee of The Southeast Tire Tract, Janet W. Lifsey, James
W. Walters, Trustee for Southeast Tire Trust, Ronald Hawkins, Loyce Rodgers, Earl Stover and Debra Smith. This suit was instituted by Plaintiff's Original Petition filed in the above referenced cause of action by Martin R. Nathan, alleged escrow agent, against the Company and others. This suit was filed as an interpleader action and arises out of the reverse merger pursuant to that one certain Agreement for Purchase of Common Stock dated April 1, 1998, which created the public form of the Company as it now exists. Pursuant to the terms of certain escrow agreements or arrangements between the original shareholders of Millennium Integration Technologies, a predecessor to the Company, Southeast Tire Recycling, Inc, and the named respondents as original controlling owners of Southeast Tire escrowed shares of stock in the Company that they received in the transaction in order to satisfy any disclosed or undisclosed outstanding obligations of Southeast Tire as of the date of the merger. The claimants in the proceeding are the Company and the former shareholders of Millennium Integration Technologies. The principal respondents are those former controlling shareholders of Southeast Tire (hereinafter "Walters Group") who are alleged to have indemnity obligations to the claimants and who have escrowed approximately 86,000 shares of the Company's stock to secure any outstanding obligations claimed by any party and arising prior to the date of the merger.

      Pursuant to an order of the District Court, the proceedings in the District Court have been stayed pending arbitration. All the claims described above are now the subject of the above-referenced arbitration proceedings, except for those related to the claims of Tim Pennington who intervened in the District Court proceeding. Mr. Pennington's claims, as alleged by him, are alleged to constitute claims not disclosed prior to the merger. The claims by Tim Pennington have been severed and made the subject of a separate cause of action now pending before the District Court, which is described below. The claims by Tim Pennington are alleged as damages to the Company sought from the respondents in the arbitration proceeding. The Order Compelling Arbitration was entered in December 1999. A preliminary hearing was held before the arbitrators on July 31, 2000. The matter is scheduled for arbitration in December 2000. Discovery must be taken and is expected to begin promptly.

      The Company's intentions with regard to this case are to obtain a Declaratory Judgment identifying all outstanding claims that may exist against the Company arising from pre-merger activity, to liquidate such claims, and to obtain payment of those claims from the proceeds available from liquidation of shares held in the registry of the state court and from Respondants for the purpose of satisfying such claims. At this time, the Company has identified the following alleged claimants: Recoh Tricote, Inc., Internal Revenue Service, McManus & Co., P.C. These claims are believed to be in a total sum of less than $150,000. Tim Pennington's claims are described below. Discovery is underway to obtain the identification of any other claims that might exist. Although the Walter's Group has not yet answered, it is expected that the Walter's Group will dispute any and all liability.

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

      We are currently a defendant in Cause No. 98-34190-A; Tim Pennington v. ClearWorks Technologies, Inc. and James W. Walters; In the 269th Judicial District Court of Harris County, Texas. Reference is made to the foregoing paragraphs describing the Nathan lawsuit. While all other interpleader claims referenced in the foregoing paragraphs were referred to arbitration, the remaining claim by Tim Pennington was severed into an independent cause of action. Tim Pennington filed a petition asserting claims against the Company. These claims allegedly first arose with Mr. Pennington's employment with Southeast Tire Recycling, Inc. prior to the referenced merger Mr. Pennington claims that he had an employment agreement with Southeast Tire Recycling, Inc. providing him with options to purchase up to 175,000 shares of free trading stock, 100,000 shares of restricted stock, and an additional 50,000 shares for every six (6) months of Pennington's employment. Pennington claims that his employment agreement was breached by Southeast Tire prior to the merger. Pennington also claims that he was also the owner of 300,000 shares of common stock of Southeast Tire. Pennington's claims are addressed to ClearWorks, although the alleged misconduct was not the conduct of ClearWorks but that of its predecessor, Southeast Tire, and its shareholders, officers and directors. Pennington's claims are grounded in fraud, state and federal securities fraud, and conversion. Pennington seeks a judgment in excess of $100,000 plus punitive damages, court cost, attorneys' fees and interest. The Company has filed its answer to the filing by Pennington. The Company intends to dispute the claim and to raise affirmative defenses on behalf of the Company, such as estoppel, latches and that Pennington's claims are not against the Company, but are against former officers, directors, and shareholders.

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

      We also currently are a defendant in Cause No. 1999-15281; Robert Horn vs. ClearWorks Technologies, Inc. and Michael T. McClere. Suit was filed March 25, 1999, in the 333rd Judicial District Court of Harris County, Texas, alleging causes of action based on breach of contract in the amount of approximately $200,000.00. The facts underlying this lawsuit are as follows: Robert Horn entered into an employment agreement with us effective April 1, 1998. The employment agreement contained a condition precedent which stated: "The completion and subsequent release of escrow money associated with the initial 504 offering of the Company's securities on or before May 1, 1998, is a condition precedent to the obligation of any party hereunder." The condition precedent was not met because we did not have a 504 offering prior to May 1, 1998. On July 1, 1998, Mr. Horn tendered his notice of resignation effective July 31, 1998. On March 25, 1999, Mr. Horn filed a lawsuit claiming that we had terminated Mr. Horn's employment without cause. We filed an Answer on April 16, 1999 denying the claim and asserting our affirmative defenses. Mr. Horn amended his lawsuit on March 15, 2000 adding Mr. McClere, the Company's chief executive officer, as an individual defendant. The case is set for a mediated settlement conference on October 12, 2000, and for trial beginning February 5, 2001. We are vigorously contesting these claims by Robert Horn on the basis that they are without merit.

      We are a plaintiff in Cause No. 1999-45751; ClearWorks.net, , Inc. vs. Rapid Release Research, L.L.C., Successor in Interest to MCG Unlimited, Inc., and the American Arbitration Association. Suit was filed September 14, 1999, in the 152nd Judicial District Court of Harris County, Texas, seeking a temporary restraining order, temporary injunction and permanent injunction against the defendants. Specifically, we sought to restrain defendants from arbitrating a dispute pursuant to the American Arbitration Association rules ("AAA"). The facts underlying this lawsuit are as follows: We and MCG Unlimited, Inc., the predecessor to Rapid Release Research (in which Martin Nathan is a principal), entered into a consulting agreement. Under the terms of that agreement, the parties agreed to arbitrate any disputes under the agreement pursuant to the Texas Arbitration Act. In March 1999 a dispute arose regarding whether we owed to Rapid Release Research additional compensation under the agreement and whether we agreed to select three arbitrators for arbitration (one selected by each party and the third selected by the first two arbitrators). The 152nd Judicial District Court referred the matter to arbitration to be arbitrated by a single unbiased arbitrators. The suit was settled on July 25, 2000 on terms favorable to the Company considering the amounts in controversy and the vagaries and costs of continued litigation. The terms were for 150,000 shares of Section 144 stock which have not been issued.

      We are a defendant Cause No. 1999-62209; Sherman Gerald Mason, d/b/a Castle Developments, Ltd. v. ClearWorks.net, Inc. formerly ClearWorks Technologies, Inc.; In the District Court of Harris County, Texas; 157th Judicial District. On December 17, 1999, Sherman Gerald Mason d/b/a Castle Developments, Ltd. filed suit against the Company in the 157th Judicial District Court of Harris County, Texas. In his Original Petition, Mr. Mason alleges the breach of a consulting agreement with the Company and seeks recovery of 500,000 shares of stock. He also seeks recovery of alleged monthly retainer payments in an undisclosed amount and seeks injunctive relief. The Company has filed an answer disputing all liability, asserting that the contract was terminable and that the contract is not enforceable because of the prior breaches of the consulting agreement by Mr. Mason.

      This suit was only recently served upon the Company. The Company has answered. An agreement has been reached to arbitrate this matter before a single arbitration. Written discovery has been exchanged and an arbitrator has been selected. No arbitration dates have been scheduled.

      We are a defendant in Cause No. 728431; Charterwood Associates, Ltd. v. ClearWorks Structured Wiring Services, Inc.; In the County Civil Court at Law Number Three (3), Harris County, Texas. On January 21, 2000, Charterwood Associates, a Texas Limited Partnership, sued Clearworks Structured Wiring Services, Inc., a subsidiary of the Company. The suit presents claims for breach of a contract to design, operate and maintain "bundled digital services" to Plaintiff's apartment complex. The suit seeks recovery of damages in the sum of $78,746.69 plus interest, attorneys' fees and cost of court. The Company denies the claims. The Company maintains its own claims for breach of contract in connection with the same project. The Company has filed an affidavit claiming lien against the apartment project owned by the Plaintiffs claiming that $52,800 is unpaid for services and materials provided. The Company will seek attorneys' fees, interest and costs of court in connection with its counter-claim, when filed.

      The Company has just been sued and has filed its Answer. No discovery has been taken. The Company has filed a counterclaim for outstanding invoices owed to the Company.

      The Company intends to vigorously contest all claims in this case. The Company also expects to vigorously pursue collection of its claims for services rendered and materials provided.

      United Consulting Group, Inc. and United Computing Group, Inc., each of which became a wholly owned subsidiary of our ClearWorks Integration subsidiary on December 30, 1999, are defendants and counter-plaintiffs in Sales Consultants of Houston vs. United Consulting Group, Inc. and United Computing Group, Inc.; In the County Civil Court at Law Number 1 of Harris County, Texas; Cause No. 720200. Plaintiffs filed their lawsuit on August 24, 1999 alleging causes of action based on breach of contract and fraud. The facts underlying the lawsuit are as follows: On or about March 16, 1999, Sales Consultants of Houston ("Sales Consultants"), which is in the personnel placement business, entered into an agreement with United Consulting Group, Inc. in which United Consulting agreed to pay Sales Consultants a finder's fee for placing an employee with United Consulting. United Consulting agreed to pay a finder's fee in the amount of 30% of the new employee's base salary. Shortly thereafter, a dispute arose regarding the amount of the new employee's base salary. United Consulting claims that the base salary was $8,000 because the new employee was offered $4,000 per month for only two months plus commissions. Sales Consultants claims that the new employee's base salary is calculated by multiplying $4,000 (the first two month's base salary) by 12 months and arrives at a base salary of $48,000. Consequently, the finder's fee was not paid. This suit was an uninsured claim in the amount of approximately $5,000. United Consulting filed an Answer on August 30, 1999 denying Sales Consultants' claims and also filed a Counterclaim for Declaratory Judgment on October 21, 1999. We are vigorously contesting the claims by Sales Consultants on the basis that they are without merit.

      We and our subsidiary, ClearWorks Home Systems, Inc. ("CHS"), are currently Defendants in Civil Action No. CV 2000-015051 in the Superior Court of Arizona, Maricopa County, in a case styled Valley First Community Bank vs. Clearworks.net, Inc., and ClearWorks Home Systems, Inc. This suit was instituted by Plaintiff's Verified Complaint filed on August 11, 2000. The suit was filed as a breach of contract action asserting claims for payment pursuant to a binding letter of intent for purchase by CHS of assets of Home Systems Integration, Inc. The Verified Complaint also raises alternative claims for breach of an implied duty of good faith and fair dealing, conversion, intentional interference with contract, and promissory estoppel. In the suit, the Plaintiff seeks recovery of the purchase price of the assets in the sum of $150,000.00, plus interest, and attorney's fees.

      The Company asserts that CHS was not provided with accurate information concerning the liens on the assets and intends to vigorously contest the claims in this case. The Company's subsidiary will also assert its own claims arising from the alleged failure to disclose the existence and/or priority of competing liens to the assets to be purchased.

      Item 2. CHANGES IN SECURITIES - None

      The following sales of unregistered securities occurred during the quarter ended June 30, 2000, in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended:

[list securities issued on reliance of exemption, e.g., shares issued for services and for acquisition. You need to include the information required by item 701 of Regulation SB.]


      Item 3. DEFAULTS UPON SENIOR SECURITIES - None

      Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

      Item 5. OTHER INFORMATION

      A special meeting of the Board of Directors was held on June 30, 2000 at which the number of directors was increased to 4 and Hal "Chip" Peterson was appointed to serve until the next annual meeting.

      Item 6. EXHIBITS AND REPORTS ON FORM 8-K - None

(a)   Exhibits

      The following exhibits, from which schedules and exhibits have been omitted and will be furnished to the Commission upon its request, are filed with this Current Report on Form 10-QSB:

(i) Articles of Incorporation of the Registrant (Incorporated by reference from Registrant's Form 10-SB, which was previously filed on June 29, 1999).

3(ii) Amendment to Articles of Incorporation (Incorporated by reference from Registrant's Form 10-SB, which was previously filed on June 29, 1999).

3(iii) By-Laws of the Registrant (Incorporated by reference from Registrant's Form 10-SB, which was previously filed on June 29, 1999).

3(iv) Minutes of the Regular Meeting of the Board of Directors dated February 25, 2000, amending Bylaws (Incorporated by reference from Registrant's Form 10-QSB/A which was previously filed on July 3, 2000).

(b)   Reports on Form 8-K

      The Company filed the following report on Form 8-K during the three-month period ended June 30, 2000:

      1. Current Report on Form 8-K dated May 31, 2000 filed to report, among other things, that the Company had been listed for trading on the American Stock Exchange.

      2. Current Report on Form 8-K/A-2 dated June 7, 2000 filed to report, among other things, the pro forma financial information with respect to the acquisition of United Computing Group, Inc. and United Consulting Group, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CLEARWORKS.NET, INC.
                                         (Registrant)


                                         S/S Michael T. McClere
                                         ---------------------------------
August 21, 2000                          Michael T. McClere
                                         Chief Financial Officer
                                         (duly authorized officer)