Form 10QSB
period 2000-09-30
CLEARWORKS NET INC
filed 2000-11-20
CIK 1087328

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________ to _______________

           Commission File Number 000-26547

                              CLEARWORKS.NET, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)


        Delaware                                         76-0576542
------------------------------                ----------------------------------
State or other Jurisdiction of                I.R.S. Employer Identification No.
Incorporation or Organization

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

                                Yes [X]  No [ ]

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Common Stock, $.001 par value                              28,783,264
-----------------------------                    -------------------------------
Title of Class                                   Number of Shares outstanding at
                                                        October 31, 2000

One exhibit included.

                              CLEARWORKS.NET, INC.

                                      INDEX



PART 1 FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

       Item 1.   Consolidated Balance Sheets                                3
                   September 30, 2000 (unaudited) and December 31,1999

                 Consolidated Statements of Operations                      4
                   For the Three and Nine Months Ended September 30,
                   2000 and 1999 (unaudited)

                 Consolidated Statements of Cash Flows                      5
                   For the Three and Nine Months Ended September 30,
                   2000 and 1999 (unaudited)

                 Consolidated Statements of  Shareholders' Equity           6
                   For the Nine Months Ended September 30, 2000
                   (unaudited)
                   And the Year Ended December 31, 1999

                 Notes to Consolidated Financial Statements                 7

       Item 2.   Management's Discussion and Analysis of Financial         16
                   Condition and Results of Operations

PART 2 OTHER INFORMATION

       Item 1.   Legal Proceedings                                         20

       Item 2.   Changes in Securities                                     23

       Item 3.   Defaults Upon Senior Securities                           23

       Item 4.   Submission of Matter to a Vote of Security Holders        23

       Item 5.   Other Information                                         23

       Item 6.   Exhibits and Reports on Form 8-K                          23

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 And December 31, 1999

                                                                   September 30, 2000    December 31, 1999
                                                                   ------------------    ------------------
          ASSETS                                                       (Unaudited)
Current assets:
  Cash and cash equivalents ....................................   $           59,649    $        1,247,000
  Accounts receivable, net of allowance for doubtful
    accounts of $463,188 and $93,081, respectively .............            5,764,477             3,388,000
  Stock subscription receivable ................................                                    450,000
  Inventories ..................................................            1,250,346               332,000
  Prepaid expenses and other current assets ....................              174,629               229,000
                                                                   ------------------    ------------------
        Total current assets ...................................            7,249,101             5,646,000
                                                                   ------------------    ------------------
Property and equipment, net ....................................            7,270,463             2,256,000
                                                                   ------------------    ------------------
Other assets:
  Goodwill, net ................................................            6,771,182             5,449,000
  Deferred financing costs .....................................              311,869               378,000
  Other ........................................................            1,067,510                29,000
                                                                   ------------------    ------------------
                                                                            8,150,561             5,856,000
                                                                   ------------------    ------------------
        Total assets ...........................................   $       22,670,125    $       13,758,000
                                                                   ==================    ==================
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade ......................................   $        6,228,802    $        3,197,000
  Accrued expenses .............................................            1,444,444               461,000
  Current maturities of long-term debt .........................            1,496,322               860,000
  Note payable, shareholder ....................................                 --                 150,000
                                                                   ------------------    ------------------
        Total current liabilities ..............................            9,169,568             4,668,000
                                                                   ------------------    ------------------
Long-term debt, net of current maturities ......................               69,670               535,000
                                                                   ------------------    ------------------
6% Convertible debentures, net of discount .....................            1,902,750             2,785,000
                                                                   ------------------    ------------------
Shareholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized;
28,030,231 and 20,884,957 shares issued and
outstanding September 30, 2000 and December 31,
1999, respectively .............................................               28,030                21,000
  Additional paid-in capital ...................................           40,406,757            11,472,000
   Stock subscription receivable ...............................             (604,491)                 --
  Deferred financing charges ...................................           (1,102,965)             (285,000)
  Accumulated deficit ..........................................          (27,199,194)           (5,438,000)
                                                                   ------------------    ------------------
                                                                           11,528,137             5,770,000
                                                                   ------------------    ------------------
        Total liabilities and shareholders' equity .............   $       22,670,125    $       13,758,000
                                                                   ==================    ==================

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                            THREE MONTHS        THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                           ENDED SEPTEMBER    ENDED SEPTEMBER    ENDED SEPTEMBER    ENDED SEPTEMBER
                                                               30, 2000           30, 1999           30, 2000           30, 1999
                                                           ---------------    ---------------    ---------------    ---------------
                                                                                 (RESTATED)                            (RESTATED)
Revenues:
   ClearWorks IT Solutions .............................   $     5,798,852    $       615,814    $    16,738,665    $     1,215,458
   ClearWorks Home Systems .............................         1,043,765               --            1,773,423               --
   ClearWorks Structured Wiring ........................           254,955            411,186            588,632            836,542
   ClearWorks Communications ...........................           392,662               --            1,366,580               --
                                                           ---------------    ---------------    ---------------    ---------------
                                                                 7,490,234          1,027,000         20,467,300          2,052,000
                                                           ---------------    ---------------    ---------------    ---------------
Costs and expenses:
    ClearWorks IT Solutions services and materials .....         4,783,645            226,500         14,395,679            516,849
    Home Systems services and materials ................           997,646               --            2,125,431               --
    Structured Wiring services and materials ...........           318,870            528,500            587,440            856,151
    Communications services and materials ..............           203,504               --            1,354,878               --
    Selling, general and administrative expenses .......        14,846,036            675,000         17,971,621          1,979,000
    Depreciation and amortization ......................           378,138             53,000          1,197,890            139,000
                                                           ---------------    ---------------    ---------------    ---------------
                                                                21,527,839          1,483,000         37,632,939          3,491,000
                                                           ---------------    ---------------    ---------------    ---------------
Loss from operations ...................................       (14,037,605)          (456,000)       (17,165,639)        (1,439,000)
Other income/(expense):
    Interest income ....................................             2,013             55,000              8,768             55,000
    Interest expense ...................................          (236,431)           (11,000)        (4,604,323)           (24,000)
                                                           ---------------    ---------------    ---------------    ---------------
Loss before income taxes ...............................       (14,272,023)          (412,000)       (21,761,194)        (1,408,000)
                                                           ---------------    ---------------    ---------------    ---------------
Income taxes, net of valuation allowances ..............              --              (45,000)              --              (45,000)
                                                           ---------------    ---------------    ---------------    ---------------
Net loss ...............................................   $   (14,272,023)   $      (457,000)   $   (21,761,194)   $    (1,453,000)
                                                           ===============    ===============    ===============    ===============
Loss per share:
    Basic ..............................................              (.57)              (.03)              (.91)              (.09)
    Diluted ............................................              (.57)              (.03)              (.91)              (.09)

Weighted average number of common shares outstanding:
    Basic ..............................................        24,912,345         15,301,957         23,957,594         15,301,957
    Diluted ............................................        24,912,345         15,301,957         23,957,594         15,301,957

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                                           SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                                                           ------------------    ------------------
Cash flows from operating activities:                                                                                (Restated)
  Net loss .............................................................................    $     (21,761,194)    $      (1,408,000)
                                                                                            -----------------     -----------------
Adjustments to reconcile net loss to net cash
    used by operating activities, net of
    acquisitions:
     Depreciation and amortization .....................................................            1,197,890               139,000
     Stock issued for compensation and services ........................................           12,756,592               755,000
     Non-Cash interest expense .........................................................            3,454,468                  --
     Amortization of deferred financing charges, costs
       and debt discount ...............................................................              704,988                  --
     (Increase) Decrease  in accounts receivable ,net ..................................           (2,376,477)             (923,000)
     (Increase) Decrease in inventories ................................................             (918,346)              (22,000)
     (Increase) Decrease in prepaids and other assets ..................................              125,146               (20,000)
     Increase  in accounts payable .....................................................            2,492,287               914,000
     Increase (Decrease) in accrued expenses ...........................................              859,785               (63,000)
                                                                                            -----------------     -----------------
  Net cash used by operating activities ................................................           18,296,333               780,000

Cash flows from investing activities:
       Acquisitions, net ...............................................................            1,306,171               (35,000)
       Capital expenditures ............................................................           (3,109,494)           (2,032,000)
                                                                                            -----------------     -----------------
  Net cash used by investing activities ................................................           (1,803,323)           (2,067,000)

Cash flows from financing activities:
       Net borrowings of notes payable .................................................              (99,407)              782,000
       Proceeds from issuance of convertible debentures ................................            4,000,000                  --
       Payments of deferred financing costs ............................................             (223,991)                 --
       Payments of syndication costs ...................................................              (45,769)                 --
       Proceeds from common stock sales, net ...........................................                 --               1,853,000
       Decrease in stock subscription receivable .......................................              450,000
                                                                                            -----------------     -----------------
  Net cash provided by financing activities ............................................            4,080,833             2,635,000

  Net decrease in cash .................................................................           (1,187,351)              (60,000)

  Cash at the beginning of the period ..................................................            1,247,000               162,000
                                                                                            -----------------     -----------------
  Cash at the end of the period ........................................................    $          59,649     $         102,000
                                                                                            =================     =================
  Supplemental disclosures of cash flow
        Interest expense paid ..........................................................    $         296,017     $          14,000
  Supplemental disclosures of non-cash
  Issuance of common stock for asset acquisitions ......................................    $       4,306,000                  --
       Fair value of assets acquired ...................................................    $       2,352,708     $          95,000
       Fair value of capital stock issued ..............................................    $       4,000,000     $          60,000
       Liabilities assumed .............................................................                 --       $          35,000

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND YEAR ENDED DECEMBER 31, 1999

                                                                  ADDITIONAL      DEFERRED
                                     SHARES OF      COMMON         PAID-IN        FINANCING
                                   COMMON STOCK      STOCK         CAPITAL         CHARGES
                                   ------------   ------------   ------------    ------------
Balances, December 31, 1998 ....     11,460,249   $     11,000   $  1,152,000    $       --

Stock issued for acquisitions ..      2,075,000          2,000      4,893,000            --

Stock issued for cash, net of ..      6,817,910          6,885      2,260,000            --
registration fees and expenses

Warrants issued for services ...           --             --        1,026,000        (378,000)

Stock issued for incentive
compensation and services ......        531,798          1,000      1,276,000            --

Beneficial conversion feature
for 6% convertible debenture ...           --             --          650,000            --

Warrants issued with convertible
debentures .....................           --             --          215,000            --

Amortization of deferred
financing charges ..............           --             --             --            93,000
                                   ------------   ------------   ------------    ------------
Balances, December 31, 1999 ....     20,884,957   $     20,885   $ 11,472,000    $   (285,000)
                                   ============   ============   ============    ============
(The following information is
unaudited)

Stock issued for acquisitions ..      1,034,000          1,034      4,304,966            --

6% convertible debentures
converted to stock, net of
deferred financing costs and
discounts ......................      2,619,083          2,619      3,058,163       1,721,326

Warrants issued for services ...           --             --        3,712,522      (3,132,161)

Stock issued for incentive
compensation and services ......      2,783,919          2,784     13,627,075            --

Beneficial conversion feature
for 6% convertible debenture ...           --             --        3,417,463            --

Warrant issued with convertible
debentures .....................           --             --          582,537            --

Common stock issued for warrant
conversion .....................        708,262            708        603,783            --

Amortization of deferred
financing charges ..............           --             --         (325,983)        592,870

Syndications Costs .............           --             --          (45,769)           --

Net Loss .......................           --             --                             --
                                   ------------   ------------   ------------    ------------
Balances September 30, 2000 ....     28,030,231   $     28,030   $ 40,406,757    $ (1,102,965)
                                   ============   ============   ============    ============
                                        STOCK        RETAINED EARNINGS        TOTAL
                                     SUBSCRIPTION      (ACCUMULATED       SHAREHOLDERS'
                                      RECEIVABLE         DEFICIT)            EQUITY
                                     ------------    -----------------    ------------
Balances, December 31, 1998 ....     $       --      $        (279,000)   $    884,000

Stock issued for acquisitions ..             --                   --         4,895,000

Stock issued for cash, net of ..             --                   --         2,266,885
registration fees and expenses

Warrants issued for services ...             --                   --           648,000

Stock issued for incentive
compensation and services ......             --                   --         1,277,000

Beneficial conversion feature
for 6% convertible debenture ...             --                                650,000

Warrants issued with convertible
debentures .....................             --                   --           215,000

Amortization of deferred
financing charges ..............             --                                 93,000
                                     ------------    -----------------    ------------
Balances, December 31, 1999 ....     $       --      $      (5,438,000)   $  5,769,885
                                     ============    =================    ============
(The following information is
unaudited)

Stock issued for acquisitions ..             --                   --         4,306,000
6% convertible debentures
converted to stock, net of
deferred financing costs and
discounts ......................             --                   --         4,782,108

Warrants issued for services ...             --                   --           580,361

Stock issued for incentive
compensation and services ......             --                   --        13,629,859

Beneficial conversion feature
for 6% convertible debenture ...             --                   --         3,417,463

Warrant issued with convertible
debentures .....................             --                   --           582,537

Common stock issued for warrant
conversion .....................         (604,491)                --              --

Amortization of deferred
financing charges ..............             --                   --           266,887

Syndications Costs .............             --                   --           (45,769)

Net Loss .......................             --            (21,761,194)    (21,761,194)
                                     ------------    -----------------    ------------
Balances September 30, 2000 ....     $   (604,491)   $     (27,199,194)   $ 11,528,137
                                     ============    =================    ============

See accompanying notes to consolidated financial statements.

                      CLEARWORKS.NET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

Note 1.     Summary of Significant Accounting Policies

a)          UNAUDITED

            The unaudited financial statements included herein for the Company for the three and nine months ended September 30, 2000 and 1999 have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and related notes thereto for the annual periods ended December 31, 1999 and 1998.

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

c)          CONSOLIDATION

            At September 30, 2000, the Company has four wholly owned subsidiaries: ClearWorks Communications, Inc., ClearWorks Structured Wiring Services, Inc., ClearWorks Home Systems, Inc., and ClearWorks Integration Services, Inc. (also known as ClearWorks IT Solutions, Inc.). The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

f)          PROPERTY AND EQUIPMENT

            Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the straight-line method over the following useful lives:

                                                                    YEARS
                                                                    -----
                 Head-end facilities ..........................       20
                 Field operating equipment ....................      3-7
                 Satellite demonstration equipment ............        7
                 Furniture, fixtures and office equipment......      2-7

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

j)          EARNINGS (LOSS) PER COMMON SHARE

            The Company computes net income/(loss) per share pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic net income/(loss) per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted net income/(loss) per share is determined in the same manner as basic net income/(loss) per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method and dilutive conversion of the Company's convertible debt. For the three and nine months ended September 30, 1999 and 2000, the dilutive effect of all stock options, warrants and convertible debt were not included in the calculation of diluted loss per share as the Company is reporting net losses for each period.


Note 2. Restatement of Prior Years Results

      The results of operations for the nine months ended September 30, 1999 have been restated to reflect adjustments recorded in connection with the Company's financial statements for the year ended December 31, 1999, as reported in the Company's annual report, as amended, in Form 10-KSB/A. Such adjustments resulted in additional compensation expense of $696,000 for the nine months ended September 30,1999.

Note 3. Related Party Transactions

      On September 29, 2000, ClearWorks borrowed $101,000 from Michael T. McClere, its Chairman of the Board and Chief Executive Officer. This loan was evidenced by a promissory note and bore interest at the rate of 12% per annum. ClearWorks subsequently repaid this note on October 11, 2000.

Note 4. Business Combinations

      On August 3, 2000 ClearWorks entered into a letter of intent to acquire a controlling interest in Link Two Communications, a nationwide provider of high speed wireless broadband access. The acquisition of Link Two Communications is anticipated to provide ClearWorks with a strategic arm in which to address the large retrofit market in wireless Bundled Digital Services.

      On September 15, 2000, ClearWorks purchased the assets of LDConnect.com, which is engaged in the business of providing flat fee telephone long distance service and debit calling cards for the United States and Canada. At the time of the acquisition, LDConnect.com was a Texas corporation. ClearWorks paid 1,000,000 shares of common stock for the purchase of LDConnect.com, which ClearWorks valued at $4.00 per share for the purposes of this transaction.

      On September 18, 2000, ClearWorks entered into an Agreement and Plan of Reorganization with Eagle Wireless International, Inc, a Texas corporation, and Eagle Acquisition Corporation. Under the Merger Agreement, Eagle will acquire 100% of the outstanding common stock of ClearWorks and merge Eagle Acquisition Corporation, a wholly-owned subsidiary of Eagle, with ClearWorks. As a result of the merger, stockholders of ClearWorks will hold in the aggregate approximately 53% of the outstanding common stock of Eagle following completion of the merger. Eagle will issue 0.8 shares of Eagle common stock for each share of ClearWorks. Further, Eagle will assume all outstanding ClearWorks stock options and warrants based upon the same 0.8 exchange ratio.

      The business purpose of the merger between Eagle and ClearWorks is to create a company with unique product and service offerings. This merger is, in effect, creating a new company that will have the ability to provide a full complement of broadband products and services to a wide range of customers and applications in a manner that currently is not being provided by any other competitor. Each Bundled Digital Service or BDSsm subscriber gives the new company an opportunity to create a long-term recurring revenue stream and to generate up-front product revenue by adding a number of current and future hardware and software and service products, such as the convergence set-top-box to the existing ClearWorks contracts. This balance of near-term and long-term recurring revenue is a combination that in the opinion of management is highly desirable. Hardware, installation and home wiring for the current BDSsm contracts alone have the potential to generate substantial near-term revenue for the new company in the next 24 months. And, since these same contracts are expected to generate large amounts of recurring revenue over the next twenty-five years, the new company is looking forward to establishing this revenue stream as soon as possible. The new company is also looking forward to applying the BDSsm concept to some of the current Eagle contract applications in the near future. The combination of Eagle's convergent hardware products, network services, wireless products, wireless network and spectrum services, and strong manufacturing and R&D capabilities and ClearWorks, BDSsm, "last mile" cable and fiber installation, and ClearWorks competitive local exchange carrier ("CLEC") status should provide a well-balanced revenue mix as the combined company provides a full complement of broadband products and services to its customers.

      The merger is subject to the approval by the stockholders of Eagle of the proposed share issuance in connection with the merger, the approval by the stockholders of ClearWorks of the Merger Agreement, and other customary closing conditions. Following the merger, Eagle's common stock will continue to be listed on the American Stock Exchange under the symbol "EAG."

      The board of directors of Eagle has approved the proposed issuance of shares of Eagle common stock and the assumption of stock options and warrants in connection with the merger and unanimously recommends that Eagle's stockholders vote in favor of the proposed share issuance to complete the merger.

Note 5. Issuance of Common Stock and Warrants

      During the nine month period ended September 30, 2000, the Company issued 7,145,274 shares of common stock. The following table summarizes the shares of common stock issued:


            Shares outstanding December 31, 1999 ............      20,884,957
                                                                  -----------
                Shares issued from 6% debenture conversion...       2,619,083
                Shares issued for acquisitions ..............       1,034,000
                Shares issued for services and compensation..       2,783,929
                Shares issued for warrant conversion ........         708,272
                Shares cancelled ............................             (10)
                                                                  -----------
            Shares outstanding September 30, 2000 ...........      28,030,231


      The Company issued 2,619,083 shares of its common stock associated with conversion of the 6% convertible debentures.

      The Company issued 2,783,929 shares of its common stock associated with compensation and services performed for the Company.

      The Company issued 708,272 shares of its common stock associated with conversion of warrants.

      The Company issued 1,034,000 shares of its restricted common stock associated with the acquisition of Secure-All Security..

      In July 2000 the Company granted 888,015 shares of stock to its employees. This bonus resulted in a non-cash compensation expense of $ 4,773,081.

      On September 11, 2000 the Company granted 400,000 shares of stock to its employees. This bonus resulted in a non-cash compensation expense of $1,700,000.

      The Company issued 175,000 warrants to Intratech Capital Partners, Ltd. and its affiliates in connection with the April 19, 2000 Candlelight transaction. Such warrants have an exercise price of $2.50 per share and vest from April 19, 2000 and expire on April 19, 2001. The Intratech warrants also have a cashless feature.

      On August 10, 2000, the Company's chief executive officer elected to exercise 210,000 warrants through a cash payment of $630,000.

      On August 21, 2000, the Company's chief operations officer elected to exercise 10,000 warrants through a cash payment of $30,000.00.

      On August 31, 2000, the Company issued a total of 99,996 warrants to Carl
A. Chase which have an exercise price of $0.25 per share. The warrants have a one year term and vest monthly in increments of 8,333 warrants per month beginning on August 31, 2000. See below:

                                                 NUMBER OF      EXERCISE
                                   ISSUED        WARRANTS         PRICE       VESTS        EXPIRATION
                                   ------        --------         -----       -----        ----------
               Carl A. Chase       8/31/00         8,333         $ .250       8/31/00         8/31/01
               Carl A. Chase       8/31/00         8,333         $ .250       9/30/00         9/30/01
               Carl A. Chase       8/31/00         8,333         $ .250       10/31/00       10/31/01
               Carl A. Chase       8/31/00         8,333         $ .250       11/30/00       11/30/01
               Carl A. Chase       8/31/00         8,333         $ .250       12/31/00       12/31/01
               Carl A. Chase       8/31/00         8,333         $ .250       1/30/00         1/30/01
               Carl A. Chase       8/31/00         8,333         $ .250       2/28/01         2/28/02
               Carl A. Chase       8/31/00         8,333         $ .250       3/31/01         3/31/02
               Carl A. Chase       8/31/00         8,333         $ .250       4/30/01         4/30/02
               Carl A. Chase       8/31/00         8,333         $ .250       5/31/01         5/31/02
               Carl A. Chase       8/31/00         8,333         $ .250       6/30/01         6/30/02
               Carl A. Chase       8/31/00         8,333         $ .250       7/31/01         7/31/02

Subsequent to September 30th, 24,999 warrants have been exercised (see Note 7.)

      During the month of September, 2000, Kevan Casey and Tommy Allen elected to exercise their nonqualified stock options, which options were issued as additional consideration pursuant to the Agreement and Plan of Acquisition between the Company and ClearWorks Integration Services, Inc. and United Computing Group, Inc., et. al dated December 30, 1999. The Company issued 12,248 shares to Kevan Casey and 8,165 shares to Tommy Allen. At this time, the Company is still waiting payment form Mr. Casey and Mr. Allen in the amounts of $2,449.60 and $2,041.25, respectively.

Note 6. Convertible Debentures

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

      This debenture required the Company to register all underlying shares of common stock by May 19,2000. As of 9/30/00, these shares have not yet been registered resulting in a situation of default. Accordingly, the Company is deemed to owe approximately $171,000 to Candlelight as a result of this default. At November 12, 2000, this liability has increased to approximately $228,000.

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

      On July 27, 2000 the Company received conversion notice from Candlelight to convert $10,000 of the outstanding 6% convertible debentures into 3,087 shares of common stock.

      On August 7, 2000 the Company received conversion notice from Candlelight to convert $740,000 of the outstanding 6% convertible debentures into 270,717 shares of common stock

      On August 10, 2000 the Company received conversion notice from Candlelight to convert $400,000 of the outstanding 6% convertible debentures into 146,404 shares of common stock.

      On August 15, 2000, the Company received conversion notice from Candlelight to convert $200,000 of the outstanding 6% convertible debentures into 73,261 shares of common stock.

Note 7.  Subsequent Events

      On October 12, 2000, Mr. Chase elected to exercise 16,666 warrants (August and September warrants) through a cash payment of $4,166.50 to the Company. On October 31, 2000, Mr. Chase elected to exercise 8,333 warrants (October warrants) through a cash payment of $2,083.25 to the Company.

      In October 2000, Eagle loaned ClearWorks $1,000,000, accruing interest at the prime rate, to meet its immediate cash flow needs. Repayment of the loan is secured by all of the assets of ClearWorks. ClearWorks issued Eagle 750,000 shares of common stock as additional consideration for the loan.

      In November 10, 2000, Eagle loaned ClearWorks $1,000,000, accruing interest at the prime rate, to meet its immediate cash flow needs. Repayment of the loan is secured by all of the assets of ClearWorks. ClearWorks will issue Eagle 750,000 shares of common stock as additional consideration for the loan. Moreover, it is likely that Eagle will loan additional funds to ClearWorks prior to the Special Meeting of Stockholders to approve the Merger Agreement. Any additional loans are likely to involve the issuance of additional shares of ClearWorks common stock.

      As stated in Note 4 the Company signed a letter of intent to acquire a controlling interest in Link2. During November 2000 the Company acquired approximately 60% of Link 2 for 10,526,163 shares of the Company's common stock.

Note 8: Industry Segments

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

Summarized financial information concerning the Company's reportable segments is shown below in the following table:

                                           CLEARWORKS      STRUCTURED                   CLEARWORKS    CORPORATE AND
                                         COMMUNICATIONS      WIRING     IT SOLUTIONS   HOME SYSTEMS    ELIMINATIONS   CONSOLIDATED
                                         --------------   -----------   ------------   ------------   -------------   ------------
Nine Months Ended September 30, 2000
  Revenues from unaffiliated customers        1,378,622       588,632     16,738,665      1,761,381            --       20,467,300
  Segment profit (loss) ...............        (433,950)     (146,111)       262,509       (791,359)    (14,728,158)   (15,837,069)
  Total assets ........................       4,222,402     1,487,501      5,233,771        953,810      10,772,642     22,670,126
  Capital expenditures ................       2,147,801        81,969        102,176         72,490         315,058      2,719,494
  Depreciation and amortization .......          96,591        25,144          8,475         13,942       1,053,738      1,197,892


Three  Months Ended September 30, 2000
  Revenues from unaffiliated customers          404,704       254,955      5,798,852      1,031,723            --        7,490,234
  Segment profit (loss) ...............          73,610      (113,426)       (51,685)      (162,514)    (13,405,452)   (13,659,467)
  Total assets ........................       4,222,402     1,487,501      5,233,771        953,810      10,772,642     22,670,126
  Capital expenditures ................       1,051,671          --           86,075          3,425            --        1,141,171
  Depreciation and amortization .......          37,099         8,556          2,825          6,098         323,560        378,138

Nine Months Ended September 30, 1999
  Revenues from unaffiliated customers             --         836,542      1,215,458           --              --        2,052,000
  Segment profit (loss) ...............            --         (19,609)       698,609           --        (1,979,000)    (1,300,000)
  Total assets ........................            --         369,659        259,845           --         2,698,496      4,091,000
  Capital expenditures ................            --          16,374        251,683           --         1,070,943      2,032,000
  Depreciation and amortization .......            --           1,356          5,650           --            78,994        139,000

Three  Months Ended September 30, 1999
  Revenues from unaffiliated customers             --         411,186        615,814           --              --        1,027,000
  Segment profit (loss) ...............            --         (32,605)       314,194           --        (1,296,122)      (403,000)
  Total assets ........................            --         369,659        259,845           --         2,698,496      4,091,000
  Capital expenditures ................            --          16,374        251,683           --         1,070,943      2,032,000
  Depreciation and amortization .......            --           2,445          5,650           --            78,994         53,000

The following reconciles segment profit (loss) to income (loss) from operations for the three and nine months ended September 30, 2000 and 1999 Consolidated Statements of Operations:

                                                  THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                  ------------------   ------------------   ------------------   ------------------
Total profit (loss) from reportable segments ..          (13,378,786)            (403,000)         (15,687,069)          (1,300,000)
 Depreciation and amortization ................             (378,138)             (53,000)          (1,197,892)            (139,000)
Income (loss) from operations .................          (14,037,605)            (456,000)         (17,165,639)          (1,439,000)

Note 9. Commitments and Contingent Liabilities

      LEGAL PROCEEDINGS

      We are subject to legal proceedings and claims which arise in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition or results of operations.

      We are currently plaintiff in CLEARWORKS.NET, INC. V. MICHAEL C. CALLIHAN AND LINDA CALLIHAN; 157th Judicial District Court of Harris County, Texas; Cause No. 2000-10296. Suit was filed February 25, 2000 after attempts to mediate were unsuccessful alleging causes of action based on breach of contract, breach of warranty, fraud in stock transactions and common law fraud. The facts underlying the lawsuit are as follows: On or about May 21, 1998, the principal shareholder of Team Renaissance, Inc. entered into a merger agreement with us. Shortly thereafter, the principal shareholder, Michael Callihan, requested that we pay in full promissory notes in which Mr. Callihan was the payee. However, those promissory notes were neither disclosed in the merger agreement nor attached to the merger agreement as exhibits. A dispute arose between us and Mr. Callihan regarding the validity of the promissory notes. Additionally, a dispute arose regarding credit card accounts held in the name of Mr. Callihan which Mr. Callihan claims are our obligation and which we claim are the personal debt of Mr. and Mrs. Callihan. Also, prior to closing, we learned that the Callihans had failed to make payments to its employees and contractors, and had also failed to pay its suppliers, in direct violation of the merger agreement between the parties. We intend to continue to vigorously prosecute our claims against the Callihans and the Company is seeking to be reimbursed for, among other things, the funds expended by the Company to make the payments to the employees, contractors and suppliers and for return of or reduction of the shares paid to the Callihans. The Company further seeks damages for breach of contract, breach of warranty, fraud in stock transactions and common law fraud and are seeking recovery of the stock issued to the Callihans. The Court has ordered the case to mediation on or before November 30, 2000. The case is currently set for trial during the two week period beginning June 18, 2001.

      We were defendants in Cause No. 98-34 190; MARTIN R. NATHAN V. CLEAR WORKS TECHNOLOGIES, INC., ET. AL.; In the 216th Judicial District Court, Harris County, Texas, which case was referred to arbitration in Case No. 70-168-00402-99; American Arbitration Association, CLEARWORKS TECHNOLOGIES, INC.; MICHAEL T MCCLERE, RACHEL MCCLERE 1998 TRUST; MCCLERE FAMILY TRUST; AND SHANNON MCLEROY VS. TIM PENNINGTON, RECOH TRICOTE, INC., INTERNAL REVENUE SERVICE AND MCMANUS & COMPANY, P.C., JAMES W. WALTERS, J. STANFORD LIFSEY AND JANET W. LIFSEY, EARL STOVER AND DEBRA SMITH. This suit, however, has been dismissed, and the parties have agreed to work out a settlement of all claims. One of the claims among the parties to this proceeding is focused upon apportionment of liability among the parties for damages, if any, payable to Tim Pennington in the action brought by him against the Company. This suit was originally instituted by Plaintiffs' Original Petition filed in the above referenced cause of action by Martin R. Nathan, alleged escrow agent, against the Company and others. This suit was filed as an interpleader action and arises out of the reverse merger pursuant to that one certain Agreement for Purchase of Common Stock dated April 1, 1998, which created the public form of the Company as it now exists. Pursuant to the terms of certain escrow agreements or arrangements between the original shareholders of Millennium Integration Technologies, a predecessor to the Company, and Southeast Tire Recycling, Inc., the original owners of Southeast Tire escrowed shares of stock in the Company that they received in the transaction in order to satisfy any disclosed or undisclosed outstanding obligations of Southeast Tire as of the date of the merger. The claimants in the proceeding are the Company and the former shareholders of Millennium Integration Technologies. The principal respondents are those former shareholders of Southeast Tire, referred to as the Walters Group, who are alleged to have indemnity obligations to the claimants and who have escrowed approximately 86,000 shares of the Company's stock to secure any outstanding obligations claimed by any party and arising prior to the date of the merger. The known claims are Recoh Tricote, Inc., Internal Revenue Service, Tim Pennington and McManus & Company, P.C.

      We are currently a defendant in Cause No. 98-34 190-A; TIM PENNINGTON V. CLEAR WORKS TECHNOLOGIES, INC. AND JAMES W. WALTERS; In the 269th Judicial District Court of Harris County, Texas. Reference is made to the foregoing paragraphs describing the Nathan lawsuit. While all other interpleader claims referenced in the foregoing paragraphs were referred to arbitration and subsequently dismissed pursuant to agreement, the remaining claim by Tim Pennington was severed into an independent cause of action. Tim Pennington has filed a petition asserting claims against the Company. These claims allegedly first arose with Mr. Pennington's employment with Southeast Tire Recycling, Inc. Mr. Pennington claims that he had an employment agreement with Southeast Tire Recycling, Inc. providing him with approximately $42,000.00, options to purchase up to 175,000 shares of free trading stock, 100,000 shares of restricted stock, and an additional 50,000 shares for every six (6) months of Pennington's employment. Pennington claims that his employment agreement was breached by Southeast Tire prior to the merger. Pennington also claims that he was also the owner of 300,000 shares of common stock of Southeast Tire. Pennington's claims are addressed to ClearWorks, although the alleged misconduct was not the conduct of ClearWorks but that of its predecessor, Southeast Tire, and its shareholders, officers and directors. Pennington's claims are grounded in breach of contract, fraud, state and federal securities fraud, and conversion. Pennington seeks a judgment in excess of $100,000 plus punitive damages, court cost, attorneys' fees and interest. The Company has filed its answer and a counterclaim to the filing by Pennington. The Company intends to dispute the claim and to raise affirmative defenses on behalf of the Company, such as failure of a condition or conditions to the agreement, estoppel, latches, and that Pennington's claims are limited to claims against the escrowed shares and that Pennington's claims are not properly asserted against the Company, but should be addressed to the former officers, directors, and shareholders.

      This lawsuit is currently in the discovery phase. The Court has ordered that this lawsuit be mediated. Trial date is scheduled for December 11, 2000. The Company intends to vigorously contest all claims in this case. The Company also expects to pursue its indemnity claims in this proceeding against the former shareholders of Southeast Tire of whom have agreed to indemnify the Company of these claims or are otherwise legally obligated to do so. The Company also expects to assert claims for any out of pocket expenses, attorneys' fees and other costs of defense in this case against the former shareholders and the proceeds of the shares of stock held in the registry of the District Court in the proceeding identified in the Nathan lawsuit above.

      We also currently are a defendant in CAUSE NO. 1999-15281; ROBERT HORN VS. CLEAR WORKS TECHNOLOGIES, INC. Suit was filed March 25, 1999, in the 333rd Judicial District Court of Harris County, Texas, alleging causes of action based on breach of contract in the amount of approximately $200,000.00. The facts underlying this lawsuit are as follows: Robert Horn entered into an employment agreement with us effective April 1, 1998. The employment agreement contained a condition precedent which stated: "The completion and subsequent release of escrow money associated with the initial 504 offering of the Company's securities on or before May 1, 1998, is a condition precedent to the obligation of any party hereunder." The condition precedent was not met because we did not have a 504 offering prior to May 1, 1998. On July 1, 1998, Mr. Horn tendered his notice of resignation effective July 31, 1998. On March 25, 1999, Mr. Horn filed a lawsuit claiming that we had terminated Mr. Horn's employment without cause. We filed an Answer on April 16, 1999 denying the claim and asserting our affirmative defenses. This lawsuit is currently in the discovery phase. The parties have scheduled a mediation in this lawsuit. Trial is scheduled for the two-week period beginning February 5, 2001. We are vigorously contesting these claims by Robert Horn on the basis that they are without merit.

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

      The Company has answered. The Company has moved to have the case submitted to arbitration, and the Plaintiff has agreed to do so. No discovery has been propounded and no scheduling order or trial date has been entered in connection with the case or the arbitration.

      We are a defendant in CAUSE NO. 728431; CHARTERWOOD ASSOCIATES, LTD. V. CLEARWORKS STRUCTURED WIRING SERVICES, INC.; IN THE COUNTY CIVIL COURT AT LAW NUMBER THREE (3), HARRIS COUNTY, TEXAS. On January 21, 2000, Charterwood Associates, a Texas Limited Partnership, sued Clearworks Structured Wiring Services, Inc., a subsidiary of the Company. The suit presents claims for breach of a contract to design, operate and maintain "bundled digital services" to Plaintiffs apartment complex. The suit seeks recovery of damages in the sum of $78,746.69 plus interest, attorneys' fees and cost of court. The Company denies the claims. The Company maintains its own claims for breach of contract in connection with the same project. The Company has filed an affidavit claiming lien against the apartment project owned by the Plaintiffs claiming that $52,800 is unpaid for services and materials provided. The Company will seek attorneys' fees, interest and cost of court in connection with its counter-claim, when filed.

      No discovery has been taken. The Court has scheduled a trial date beginning the week of March 5, 2001.

      The Company intends to vigorously contest all claims in this case. The Company also expects to vigorously pursue collection of its claims for services rendered and materials provided.

      We are a defendant in CAUSE NO. 2000-30394; MERGER COMMUNICATIONS, INC. VS. CLEARWORKS TECHNOLOGIES, INC.; IN THE 281ST JUDICIAL DISTRICT COURT OF HARRIS COUNTY, TEXAS. On June 16, 2000, Merger Communications, Inc. sued the Company. The suit presents claims for breach of a contract to provide Company public relations services. The suit seeks recovery of damages in the sum of $7,797.92, the value of 106,667 restricted shares of Company common stock as of the date of the alleged breach plus interest, attorneys' fees and cost of court. The Company denies the claims and has filed an answer.

      No discovery has been taken. The Court has not scheduled a trial date. The Company intends to vigorously contest all claims in this case.

      We are a defendant in CASE NO. CV2000015051; VALLEY FIRST COMMUNITY BANK VS. CLEARWORKS.NET, INC. AND CLEARWORKS HOME SYSTEMS, INC.; IN THE SUPERIOR COURT OF ARIZONA, MARICOPA COUNTY. On August 16, 2000, Valley First Community Bank. sued the Company and its subsidiary ClearWorks Home Systems, Inc. The facts underlying the lawsuit are as follows: On or about June 21, 2000, ClearWorks Home Systems, Inc. executed a binding letter of intent to purchase from Valley First certain assets, which Valley First represented to ClearWorks Home System that it held a first lien. The purchase price for such assets was set at $150,000.00. Subsequently, ClearWorks Home Systems, Inc. discovered that Valley First did not in fact hold a first lien on such assets. Moreover, ClearWorks Home Systems discovered that such assets were sold in a landlord's auction. As a result, ClearWorks Home Systems, Inc. did not pay Valley First $150,000. Valley First filed its lawsuit and such suit presents claims for breach of contract, breach of implied duty of good faith and fair dealing, conversion, intentional interference with contract, and promissory estoppel/detrimental reliance. The suit seeks recovery of an unspecified amount of damages not less than $150,000, attorneys' fees and cost of court. The Company denies the claims and has filed an answer, including affirmative defenses.

      No discovery has been taken. The Court has not scheduled a trial date. The Company intends to vigorously contest all claims in this case.

      We are a defendant in CIVIL NO. 00-K-1982; CARL THOMPSON ASSOCIATES, INC. VS. CLEARWORKS.NET, INC.; IN THE UNITED STATES DISTRICT COURT FOR THE DISTRICT OF COLORADO. On October 4, 2000, Carl Thompson Associates, Inc. sued the Company. The facts underlying the lawsuit are as follows: On or about January 13, 2000, ClearWorks.net, Inc. executed a letter agreement for investor relations services for a term of one year. During the month of March, a dispute arose regarding Carl Thompson's hourly billing rates for answering shareholder's telephone inquiries, which billing rates were not initially disclosed to the Company. Thereafter, the Company ceased using Carl Thomson's services, and Carl Thompson ceased providing services. Carl Thomson filed its lawsuit presenting claims for breach of contract, unjust enrichment, action on account, quantum meruit, and breach of contract-implied covenant of good faith and fair dealing. The suit seeks recovery of damages in the sum of $521,415.00, attorneys' fees and cost of court. The Company denies the claims and will be filing an answer and affirmative defenses.

      The Company intends to vigorously contest all claims in this case.

      Our subsidiary is a defendant in CAUSE NO. 741287; INTERNATIONAL INTEGRATED SOLUTIONS VS. CLEARWORKS INTEGRATION SERVICES, INC. AKA AND DBA CLEARWORKS INTEGRATION SVCS AND ARCHER MICKELSON TECHNOLOGIES; IN THE COUNTY CIVIL COURT AT LAW NUMBER 4 OF HARRIS COUNTY, TEXAS. On September 22, 2000, International Integrated Solutions sued ClearWorks Integration Services presenting claims for an action on account. The suit seeks recovery of damages in the sum of $29,890.20, attorneys' fees and cost of court. The Company filed an answer denying all claims. The Company is currently in settlement negotiations.

      The Company is a defendant in CAUSE NO. 740809; CONSECO FINANCED VENDOR SERVICES CORPORATION FORMERLY DOING BUSINESS AS GREEN TREE VENDOR SERVICES CORPORATION VS. CLEARWORK.NET, INC. FORMERLY DBA CLEARWORKS TECHNOLOGIES, INC. AND MICHAEL T. MCCLERE; IN THE COUNTY CIVIL COURT AT LAW NUMBER 1 OF HARRIS COUNTY, TEXAS. On October 3, 2000, Conseco Financed Vendor Services sued the Company presenting claims for breach of lease, and sued Michael T. McClere as guarantor under the contract. The suit seeks recovery of damages in the sum of $19,785.84, attorneys' fees and cost of court. The Company filed an answer denying all claims. The Company is currently in settlement negotiations.

      The Company is a defendant in CAUSE NO. 00-361-C; BUCKALEW EMPLOYMENT SERVICES, INC. VS. CLEARWORK.NET, INC. DBA CLEARWORKS TECHNOLOGIES, INC.; IN THE DISTRICT COURT OF KLEBERG COUNTY, TEXAS. On July 14, 2000, Buckalew sued the Company presenting claims for payment of an account. The suit seeks recovery of damages in the sum of $13,832.96, attorneys' fees and cost of court. Buckalew filed a motion for substitute service and the company was served on September 27, 2000 by posting the petition to the door at 2450 Fondren, Suite 200, Houston, Texas 77063. The Company, however, never became aware of such lawsuit, and Buckalew made no attempt to contact the Company's general counsel. The Company became aware of such lawsuit on October 25, 2000 and immediately contacted Buckalew's counsel. Upon receiving a copy of the lawsuit via fax, the Company immediately filed an answer denying all claims.

      United Consulting Group, Inc. and United Computing Group, Inc., each of which became a wholly owned subsidiary of our ClearWorks Integration subsidiary on December 30, 1999, are defendants and counter-plaintiffs in SALES CONSULTANTS OF HOUSTON'S. UNITED CONSULTING GROUP, INC. AND UNITED COMPUTING GROUP, INC.; In the County Civil Court at Law Number 1 of Harris County, Texas; Cause No. 720200. Plaintiffs filed their lawsuit on August 24, 1999 alleging causes of action based on breach of contract and fraud. The facts underlying the lawsuit are as follows: On or about March 16, 1999, Sales Consultants of Houston ("Sales Consultants"), which is in the personnel placement business, entered into an agreement with United Consulting Group, Inc. in which United Consulting agreed to pay Sales Consultants a finder's fee for placing an employee with United Consulting. United Consulting agreed to pay a finder's fee in the amount of 30% of the new employee's base salary. Shortly thereafter, a dispute arose regarding the amount of the new employee's base salary. United Consulting claims that the base salary was $8,000 because the new employee was offered $4,000 per month for only two months plus commissions. Sales Consultants claims that the new employee's base salary is calculated by multiplying $4,000 (the first two month's base salary) by 12 months and arrives at a base salary of $48,000. Consequently, the finder's fee was not paid. This suit was an uninsured claim in the amount of approximately $5,000. United Consulting filed an Answer on August 30, 1999 denying Sales Consultants' claims and also filed a Counterclaim for Declaratory Judgement on October 21, 1999. We are vigorously contesting the claims by Sales Consultants on the basis that they are without merit.


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

                                    OVERVIEW

GENERAL

      As of September 30, 2000 the Company currently offers voice, data and video services for both commercial and residential customers. The Company operates and provides its services in Houston, San Antonio, Dallas and Austin, Texas, and Phoenix, Arizona. In addition, the Company recently announced the opening of an office in London, England to continue to expand the market for its products. The Company's vision is to become an industry leader in integrated voice, data and video solutions. The Company is pursuing this vision by integrating technology and technology based companies into its organization focused on the delivery of a suite of digital services to its clients through the use of Internet Protocol
(IP). The Company is taking advantage of the convergence of telephone, cable TV, satellite TV, telecommunications and Internet technology to accomplish its objectives. Additionally, the Company intends to take advantage of the deregulation of the telecommunications industry based on the passage by the US Congress of the Telecommunications Act in 1996.

      The Company initially began developing its voice, data and video integration capabilities to address business needs. During its early operations, the Company recognized an opportunity to utilize its expertise to develop and deliver "Bundled Digital Services" (BDSsm) to residential customers directly. The Company has developed a proprietary solution to deliver a digital services packages directly to consumers. Through research and development (R&D), the Company possesses technology that can utilize a high speed

      Internet connection for the delivery of all services. The Company currently provides a wide array of digital solutions to its commercial customers and it began deploying its technology to residential customers during the third quarter of 1999.

RESEARCH & DEVELOPMENT.

      The Company has committed, and expects to continue to commit in the future, substantial resources for the development of BDSsm services. Research and development efforts are directed at improving the performance and expanding on the capability of BDSsm. The Company is currently in field trials for BDS and is evaluating additional services to deliver to its consumers.

PRINCIPAL OPERATING COMPANIES.

      The Company presently has four wholly owned subsidiaries which constitute its principal operating companies: ClearWorks Structured Wiring Services, Inc., a Texas corporation (formerly known as Millennium Integration Technologies, Inc.); ClearWorks Communications, Inc., a Texas corporation; ClearWorks IT Solutions, Inc. (formerly known as Archer Mickelson Technologies, L.L.C., a Texas limited liability company and United Computing Group, Inc.), and ClearWorks Home Systems, Inc., a recently formed Texas corporation. ClearWorks Communications, Inc. has two wholly owned subsidiaries named Northpointe Telecom Services, L.L.C. and Stonegate Telecom, L.L.C. The Company anticipates the advantages of operating these companies together based on delivering like services to both sets of customers, much like the regional Bell operating companies (RBOCs) do today. Additionally, the Company can utilize its technology to deliver voice, data and video solutions to both sets of customers via the internet.

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

      ClearWorks IT Solutions, Inc. performs and provides various network integration and product technology to clients for the delivery of voice, video and data. Utilizing a high level of technical expertise, such services include designing, consultation, implementing, building, modifying and supporting a variety of solutions. Customers consist primarily of Fortune 1000 companies who seek outside expertise to develop and integrate their various technology solutions. Among these customers, the company generates revenue through information technology consulting, computer networking services and equipment sales. The Company performs hardware and software installations, system upgrades and enhancements and maintenance services. The Company offers software and hardware products to enhance its ability to provide complex technology solutions for enterprise wide networks. The Company is an authorized nonexclusive reseller of networking products, which enables it to deliver integration services. Generally, these products are technically sophisticated and require a high level of integration services for successful deployment. The Company has nonexclusive reseller relationships with many industry-leading vendors of information technology products, including Compaq, Computer Associates, Network Associates, IBM, Hewlett Packard, Alcatel Cabling Systems and 3Com. The

Company is a value added reseller ("VAR"). That is, it purchases hardware and software directly from the manufacturer and resells these products at a higher price (retail) directly to the Company's customers. The Company's relationships with these leading aggregators of computer hardware and software enable the Company to provide its clients with competitive product pricing, ready product availability and services such as electronic product ordering, product configuration and testing, and product warehousing and delivery. The Company also purchases technology from Cisco Systems, Netscape and General Instruments. Moreover, these relationships enable the Company not to carry inventory normally associated with the delivery of products.

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

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30,2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                 2000             1999
                                             -------------    -------------
      Revenues ...........................   $  20,467,300    $   2,052,000
      Costs and expenses .................      37,632,939        3,491,000
      Loss from operations ...............     (17,165,639)      (1,439,000)
      Net loss ...........................     (21,761,194)      (1,453,000)
      Basic and diluted loss per share ...            (.91)            (.09)

           The following summary table presents comparative cash flows of the Company for the nine month periods ended September 30, 2000 and 1999:

                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                      2000            1999
                                                  -------------   -------------
      Net cash used by operating activities ...   $  18,296,333   $    (628,000)
      Net cash used by investing activities ...   $  (1,803,323)  $  (2,067,000)
      Net cash provided by financing activities   $   4,080,833   $   2,635,000


                                    REVENUES

REVENUES. Total revenue increased by $18,415,300 over the September 30, 1999 fiscal quarter to $20,467,300 (an increase of 897%) for the nine months ended September 30, 2000. The Company acquired three companies during 1998, two companies during 1999, and one company in 2000. As a direct result of these acquisitions, the Company has been able to increase significantly its revenue in the primary areas in which it operates. Further increases are projected for the remainder of the year 2000 as a result of anticipated acquisitions.

      Revenues from ClearWorks IT Solutions. increased from $1,215,458 through the third quarter 1999 to $16,738,665 (an increase of 1,277%) for the September 30, 2000 period. Integration revenues are derived from three principal product lines; information technology staffing and network engineering, vendor evaluation of network hardware and implementation of network hardware and support of private and enterprise networks. The Company has been able to increase its revenues in the integration area primarily due to the acquisition of United Computing Group, LLC in December 1999 and an increased customer base through sales leverage between the companies.

      Revenues from ClearWorks Structured Wiring, Inc. decreased from $836,542 through the third quarter 1999 to $588,632 (a decrease of 30%) for the September 30, 2000 period. Structured wiring revenues are derived from providing wiring solutions for commercial and education customers. ClearWorks Structured Wiring Services, Inc. deployed its structured wiring solutions to major education and commercial customers in the Houston area during the nine months ended September 30, 2000. The Company anticipates that the decrease in revenues will continue as resources within ClearWorks Structured Wiring, Inc. are deployed on internal projects to build out Fiber-To-The-Home telecommunications networks.

      Revenues from ClearWorks Home Systems increased from $0 through the September 30, 1999 period to $1,761,381 for the September 30, 2000 period. Home Systems revenues are derived from providing wiring solutions for residential, security systems and audio/visual equipment The Company anticipates that the increase in revenues will continue as the Company expands into new markets and completes acquisitions. The Company is currently ramping up to meet the demand generated by communities in the ClearWorks Communications backlog.

      Revenues from ClearWorks Communications, Inc. increased from $0 through the September 30, 1999 period to $1,366,580 for the September 30, 2000 period. Revenues from delivery of the Company's Bundled Digital Services were $42,000 for the year ended December 31, 1999. The Company currently delivers voice, video and data services to residential homes in primarily new communities. The Company is currently deploying new infrastructure to ramp up subscribers from its backlog of residential communities. The Company's subscriber revenue ramps up directly proportional to the number of new homes built in its subdivisions each quarter. The Company anticipates bringing new communities on-line in the fourth quarter of 2000.

                     COSTS AND EXPENSES RELATED TO REVENUES

COSTS AND EXPENSES. Costs and expenses increased to $18,463,428 through the period ended September 30, 2000 compared to $1,340,000 through the period ended September 30, 1999. Costs and expenses grew based on an increase in new revenues primarily from acquisitions and from the opening of new offices for the company. New offices were established in Phoenix Arizona, San Antonio and Dallas, Texas. Gross margins within the subsidiaries were consistent with managements expectations, with consolidated gross margins decreasing from thirty-five percent (35%) through the September 30, 1999 period to ten percent (10%) (a decrease of 25%) for the September 30, 2000 period. This decrease resulted primarily from the operational costs of acquisitions consummated by the company and from expansion costs of opening new offices.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased to $17,971,621 through the period ended September 30, 2000, compared to $2,012,000 through the period ended September 30, 1999. Selling, general and administrative expenses consisted primarily of compensation to employees and management. During the nine months ended September 30, 2000, the Company continued its rapid growth, deploying resources to expand in all areas. ClearWorks Home Systems expansion included the acquisition of all personnel from Secure-All Security, which are primarily sales oriented and the establishment of a Phoenix Arizona office which has been relocated to new facilities at a lower rental cost. ClearWorks Communications continued deploying on their Bundled Digital Services (BDS) contracts including adding customer service personnel to support the increasing subscriber base as well as field personnel to physically deploy fiber optics cable. ClearWorks IT Solutions added sales personnel to support the increase in revenue as well as accounting personnel to assist with record keeping. ClearWorks.net the parent company added a director of marketing to begin the extensive development of materials, advertising, and consumer awareness products. Clearworks.net also expanded its accounting workforce by the addition of human resources specific personnel as well as the addition of a new company controller. Several areas of the Home Systems business were streamlined including the closing of all secondary market offices including Laredo, Harlingen, and McAllen Texas locations. The Company had approximately 200 management, sales and administrative personnel at September 30, 2000.

                          DEPRECIATION AND AMORTIZATION

      The Company has recorded goodwill equivalent to the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition. The Company amortizes this cost over a five-year period. In addition the Company acquired fixed assets to support the business growth. The fixed assets are depreciated over a two to twenty year period. Depreciation and Amortization expenses increased by $1,058,890 to $1,197,890 for the nine months ended September 30, 2000 primarily due to the amortization of goodwill associated with acquisitions.

                                INTEREST EXPENSE

      Interest expense increased to $4,604,323 through the period ended September 30, 2000, compared to $24,000 through the period ended September 30, 1999. Interest accrued primarily on outstanding convertible debentures which are due August 2000 and May 2001 (See accompanying notes to consolidated financial statements, Note 6: Convertible Debentures).

                                 INTEREST INCOME

      Interest income remained at $8,768 through the period ended September 30, 2000, compared to $55,000 through the period ended September 30, 1999. Interest was earned primarily on overnight bank sweeps on current cash balances.

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

                              CAPITAL EXPENDITURES

      The Company has incurred capital expenditures for construction of operating facilities, transportation and other field equipment, office furniture and computer equipment and software used in its operations. Capital expenditures for the nine months ended September 30, 2000 were $3,109,494 compared to $2,032,000 through the period ended September 30, 1999. Capital expenditures were primarily utilized for the deployment of the Company's Fiber-To-The-Home
(FTTH) program to deliver high speed broadband services to residential communities.

                                CAPITAL RESOURCES

      During the nine months ended September 30, 2000, Candlelight exercised its right to acquire, upon total payment to the Company of $4,000,000, an additional $4,000,000 face value of debentures and additional warrants to purchase up to 280,000 shares of common stock. The Company is in the process of registering for resale, the common stock underlying all debentures and warrants that have been or may be issued to Candlelight. In connection with the private placement, the Company agreed not to sell any of its securities until ninety (90) days after the effectiveness of the registration statement, unless the securities are (1) issued in connection with a public offering of at least $15 million, (2) in connection with and acquisition of additional businesses or assets or (3) as compensation to employees, consultants, officers or directors (See accompanying notes to consolidated financial statements, Note 6: Convertible Debentures).

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

      We are currently plaintiff in CLEARWORKS.NET, INC. V. MICHAEL C. CALLIHAN AND LINDA CALLIHAN; 157th Judicial District Court of Harris County, Texas; Cause No. 2000-10296. Suit was filed February 25, 2000 after attempts to mediate were unsuccessful alleging causes of action based on breach of contract, breach of warranty, fraud in stock transactions and common law fraud. The facts underlying the lawsuit are as follows: On or about May 21, 1998, the principal shareholder of Team Renaissance, Inc. entered into a merger agreement with us. Shortly thereafter, the principal shareholder, Michael Callihan, requested that we pay in full promissory notes in which Mr. Callihan was the payee. However, those promissory notes were neither disclosed in the merger agreement nor attached to the merger agreement as exhibits. A dispute arose between us and Mr. Callihan regarding the validity of the promissory notes. Additionally, a dispute arose regarding credit card accounts held in the name of Mr. Callihan which Mr. Callihan claims are our obligation and which we claim are the personal debt of Mr. and Mrs. Callihan. Also, prior to closing, we learned that the Callihans had failed to make payments to its employees and contractors, and had also failed to pay its suppliers, in direct violation of the merger agreement between the parties. We intend to continue to vigorously prosecute our claims against the Callihans and the Company is seeking to be reimbursed for, among other things, the funds expended by the Company to make the payments to the employees, contractors and suppliers and for return of or reduction of the shares paid to the Callihans. The

Company further seeks damages for breach of contract, breach of warranty, fraud in stock transactions and common law fraud and are seeking recovery of the stock issued to the Callihans. The Court has ordered the case to mediation on or before November 30, 2000. The case is currently set for trial during the two week period beginning June 18, 2001.

      We were defendants in Cause No. 98-34 190; MARTIN R. NATHAN V. CLEAR WORKS TECHNOLOGIES, INC., ET. AL.; In the 216th Judicial District Court, Harris County, Texas, which case was referred to arbitration in Case No. 70-168-00402-99; American Arbitration Association, CLEARWORKS TECHNOLOGIES, INC.; MICHAEL T MCCLERE, RACHEL MCCLERE 1998 TRUST; MCCLERE FAMILY TRUST; AND SHANNON MCLEROY VS. TIM PENNINGTON, RECOH TRICOTE, INC., INTERNAL REVENUE SERVICE AND MCMANUS & COMPANY, P.C., JAMES W. WALTERS, J. STANFORD LIFSEY AND JANET W. LIFSEY, EARL STOVER AND DEBRA SMITH. This suit, however, has been dismissed, and the parties have agreed to work out a settlement of all claims. One of the claims among the parties to this proceeding is focused upon apportionment of liability among the parties for damages, if any, payable to Tim Pennington in the action brought by him against the Company. This suit was originally instituted by Plaintiffs' Original Petition filed in the above referenced cause of action by Martin R. Nathan, alleged escrow agent, against the Company and others. This suit was filed as an interpleader action and arises out of the reverse merger pursuant to that one certain Agreement for Purchase of Common Stock dated April 1, 1998, which created the public form of the Company as it now exists. Pursuant to the terms of certain escrow agreements or arrangements between the original shareholders of Millennium Integration Technologies, a predecessor to the Company, and Southeast Tire Recycling, Inc., the original owners of Southeast Tire escrowed shares of stock in the Company that they received in the transaction in order to satisfy any disclosed or undisclosed outstanding obligations of Southeast Tire as of the date of the merger. The claimants in the proceeding are the Company and the former shareholders of Millennium Integration Technologies. The principal respondents are those former shareholders of Southeast Tire, referred to as the Walters Group, who are alleged to have indemnity obligations to the claimants and who have escrowed approximately 86,000 shares of the Company's stock to secure any outstanding obligations claimed by any party and arising prior to the date of the merger. The known claims are Recoh Tricote, Inc., Internal Revenue Service, Tim Pennington and McManus & Company, P.C.

      We are currently a defendant in Cause No. 98-34 190-A; TIM PENNINGTON V. CLEAR WORKS TECHNOLOGIES, INC. AND JAMES W. WALTERS; In the 269th Judicial District Court of Harris County, Texas. Reference is made to the foregoing paragraphs describing the Nathan lawsuit. While all other interpleader claims referenced in the foregoing paragraphs were referred to arbitration and subsequently dismissed pursuant to agreement, the remaining claim by Tim Pennington was severed into an independent cause of action. Tim Pennington has filed a petition asserting claims against the Company. These claims allegedly first arose with Mr. Pennington's employment with Southeast Tire Recycling, Inc. Mr. Pennington claims that he had an employment agreement with Southeast Tire Recycling, Inc. providing him with approximately $42,000.00, options to purchase up to 175,000 shares of free trading stock, 100,000 shares of restricted stock, and an additional 50,000 shares for every six (6) months of Pennington's employment. Pennington claims that his employment agreement was breached by Southeast Tire prior to the merger. Pennington also claims that he was also the owner of 300,000 shares of common stock of Southeast Tire. Pennington's claims are addressed to ClearWorks, although the alleged misconduct was not the conduct of ClearWorks but that of its predecessor, Southeast Tire, and its shareholders, officers and directors. Pennington's claims are grounded in breach of contract, fraud, state and federal securities fraud, and conversion. Pennington seeks a judgment in excess of $100,000 plus punitive damages, court cost, attorneys' fees and interest. The Company has filed its answer and a counterclaim to the filing by Pennington. The Company intends to dispute the claim and to raise affirmative defenses on behalf of the Company, such as failure of a condition or conditions to the agreement, estoppel, latches, and that Pennington's claims are limited to claims against the escrowed shares and that Pennington's claims are not properly asserted against the Company, but should be addressed to the former officers, directors, and shareholders.

      This lawsuit is currently in the discovery phase. The Court has ordered that this lawsuit be mediated. Trial date is scheduled for December 11, 2000. The Company intends to vigorously contest all claims in this case. The Company also expects to pursue its indemnity claims in this proceeding against the former shareholders of Southeast Tire of whom have agreed to indemnify the Company of these claims or are otherwise legally obligated to do so. The Company also expects to assert claims for any out of pocket expenses, attorneys' fees and other costs of defense in this case against the former shareholders and the proceeds of the shares of stock held in the registry of the District Court in the proceeding identified in the Nathan lawsuit above.

      We also currently are a defendant in CAUSE NO. 1999-15281; ROBERT HORN VS. CLEAR WORKS TECHNOLOGIES, INC. Suit was filed March 25, 1999, in the 333rd Judicial District Court of Harris County, Texas, alleging causes of action based on breach of contract in the amount of approximately $200,000.00. The facts underlying this lawsuit are as follows: Robert Horn entered into an employment agreement with us effective April 1, 1998. The employment agreement contained a condition precedent which stated: "The completion and subsequent release of escrow money associated with the initial 504 offering of the Company's securities on or before May 1, 1998, is a condition precedent to the obligation of any party hereunder." The condition precedent was not met because we did not have a 504 offering prior to May 1, 1998. On July 1, 1998, Mr. Horn tendered his notice of resignation effective July 31, 1998. On March 25, 1999, Mr. Horn filed a lawsuit claiming that we had terminated Mr. Horn's employment without cause. We filed an Answer on April 16, 1999 denying the claim and asserting our affirmative defenses. This lawsuit is currently in the discovery phase. The parties have scheduled a mediation in this lawsuit. Trial is scheduled for the two-week period beginning February 5, 2001. We are vigorously contesting these claims by Robert Horn on the basis that they are without merit.

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

      The Company has answered. The Company has moved to have the case submitted to arbitration, and the Plaintiff has agreed to do so. No discovery has been propounded and no scheduling order or trial date has been entered in connection with the case or the arbitration.

      We are a defendant in CAUSE NO. 728431; CHARTERWOOD ASSOCIATES, LTD. V. CLEARWORKS STRUCTURED WIRING SERVICES, INC.; IN THE COUNTY CIVIL COURT AT LAW NUMBER THREE (3), HARRIS COUNTY, TEXAS. On January 21, 2000, Charterwood Associates, a Texas Limited Partnership, sued Clearworks Structured Wiring Services, Inc., a subsidiary of the Company. The suit presents claims for breach of a contract to design, operate and maintain "bundled digital services" to Plaintiffs apartment complex. The suit seeks recovery of damages in the sum of $78,746.69 plus interest, attorneys' fees and cost of court. The Company denies the claims. The Company maintains its own claims for breach of contract in connection with the same project. The Company has filed an affidavit claiming lien against the apartment project owned by the Plaintiffs claiming that $52,800 is unpaid for services and materials provided. The Company will seek attorneys' fees, interest and cost of court in connection with its counter-claim, when filed.

      No discovery has been taken. The Court has scheduled a trial date beginning the week of March 5, 2001.

      The Company intends to vigorously contest all claims in this case. The Company also expects to vigorously pursue collection of its claims for services rendered and materials provided.

      We are a defendant in CAUSE NO. 2000-30394; MERGER COMMUNICATIONS, INC. VS. CLEARWORKS TECHNOLOGIES, INC.; IN THE 281ST JUDICIAL DISTRICT COURT OF HARRIS COUNTY, TEXAS. On June 16, 2000, Merger Communications, Inc. sued the Company. The suit presents claims for breach of a contract to provide Company public relations services. The suit seeks recovery of damages in the sum of $7,797.92, the value of 106,667 restricted shares of Company common stock as of the date of the alleged breach plus interest, attorneys' fees and cost of court. The Company denies the claims and has filed an answer.

      No discovery has been taken. The Court has not scheduled a trial date. The Company intends to vigorously contest all claims in this case.

      We are a defendant in CASE NO. CV2000015051; VALLEY FIRST COMMUNITY BANK VS. CLEARWORKS.NET, INC. AND CLEARWORKS HOME SYSTEMS, INC.; IN THE SUPERIOR COURT OF ARIZONA, MARICOPA COUNTY. On August 16, 2000, Valley First Community Bank. sued the Company and its subsidiary ClearWorks Home Systems, Inc. The facts underlying the lawsuit are as follows: On or about June 21, 2000, ClearWorks Home Systems, Inc. executed a binding letter of intent to purchase from Valley First certain assets, which Valley First represented to ClearWorks Home System that it held a first lien. The purchase price for such assets was set at $150,000.00. Subsequently, ClearWorks Home Systems, Inc. discovered that Valley First did not in fact hold a first lien on such assets. Moreover, ClearWorks Home Systems discovered that such assets were sold in a landlord's auction. As a result, ClearWorks Home Systems, Inc. did not pay Valley First $150,000. Valley First filed its lawsuit and such suit presents claims for breach of contract, breach of implied duty of good faith and fair dealing, conversion, intentional interference with contract, and promissory estoppel/detrimental reliance. The suit seeks recovery of an unspecified amount of damages not less than $150,000, attorneys' fees and cost of court. The Company denies the claims and has filed an answer, including affirmative defenses.

      No discovery has been taken. The Court has not scheduled a trial date. The Company intends to vigorously contest all claims in this case.

      We are a defendant in CIVIL NO. 00-K-1982; CARL THOMPSON ASSOCIATES, INC. VS. CLEARWORKS.NET, INC.; IN THE UNITED STATES DISTRICT COURT FOR THE DISTRICT OF COLORADO. On October 4, 2000, Carl Thompson Associates, Inc. sued the Company. The facts underlying the lawsuit are as follows: On or about January 13, 2000, ClearWorks.net, Inc. executed a letter agreement for investor relations services for a term of one year. During the month of March, a dispute arose regarding Carl Thompson's hourly billing rates for answering shareholder's telephone inquiries, which billing rates were not initially disclosed to the Company. Thereafter, the Company ceased using Carl Thomson's services, and Carl Thompson ceased providing services. Carl Thomson filed its lawsuit presenting claims for breach of contract, unjust enrichment, action on account, quantum meruit, and breach of contract-implied covenant of good faith and fair dealing. The suit seeks recovery of damages in the sum of $521,415.00, attorneys' fees and cost of court. The Company denies the claims and will be filing an answer and affirmative defenses.

      The Company intends to vigorously contest all claims in this case.

      Our subsidiary is a defendant in CAUSE NO. 741287; INTERNATIONAL INTEGRATED SOLUTIONS VS. CLEARWORKS INTEGRATION SERVICES, INC. AKA AND DBA CLEARWORKS INTEGRATION SVCS AND ARCHER MICKELSON TECHNOLOGIES; IN THE COUNTY CIVIL COURT AT LAW NUMBER 4 OF HARRIS COUNTY, TEXAS. On September 22, 2000, International Integrated Solutions sued ClearWorks Integration Services presenting claims for an action on account. The suit seeks recovery of damages in the sum of $29,890.20, attorneys' fees and cost of court. The Company filed an answer denying all claims. The Company is currently in settlement negotiations.

      The Company is a defendant in CAUSE NO. 740809; CONSECO FINANCED VENDOR SERVICES CORPORATION FORMERLY DOING BUSINESS AS GREEN TREE VENDOR SERVICES CORPORATION VS. CLEARWORK.NET, INC. FORMERLY DBA CLEARWORKS TECHNOLOGIES, INC. AND MICHAEL T. MCCLERE; IN THE COUNTY CIVIL COURT AT LAW NUMBER 1 OF HARRIS COUNTY, TEXAS. On October 3, 2000, Conseco Financed Vendor Services sued the Company presenting claims for breach of lease, and sued Michael T. McClere as guarantor under the contract. The suit seeks recovery of damages in the sum of $19,785.84, attorneys' fees and cost of court. The Company filed an answer denying all claims. The Company is currently in settlement negotiations.

      The Company is a defendant in CAUSE NO. 00-361-C; BUCKALEW EMPLOYMENT SERVICES, INC. VS. CLEARWORK.NET, INC. DBA CLEARWORKS TECHNOLOGIES, INC.; IN THE DISTRICT COURT OF KLEBERG COUNTY, TEXAS. On July 14, 2000, Buckalew sued the Company presenting claims for payment of an account. The suit seeks recovery of damages in the sum of $13,832.96, attorneys' fees and cost of court. Buckalew filed a motion for substitute service and the company was served on September 27, 2000 by posting the petition to the door at 2450 Fondren, Suite 200, Houston, Texas 77063. The Company, however, never became aware of such lawsuit, and Buckalew made no attempt to contact the Company's general counsel. The Company became aware of such lawsuit on October 25, 2000 and immediately contacted Buckalew's counsel. Upon receiving a copy of the lawsuit via fax, the Company immediately filed an answer denying all claims.

      United Consulting Group, Inc. and United Computing Group, Inc., each of which became a wholly owned subsidiary of our ClearWorks Integration subsidiary on December 30, 1999, are defendants and counter-plaintiffs in SALES CONSULTANTS OF HOUSTON'S. UNITED CONSULTING GROUP, INC. AND UNITED COMPUTING GROUP, INC.; In the County Civil Court at Law Number 1 of Harris County, Texas; Cause No. 720200. Plaintiffs filed their lawsuit on August 24, 1999 alleging causes of action based on breach of contract and fraud. The facts underlying the lawsuit are as follows: On or about March 16, 1999, Sales Consultants of Houston ("Sales Consultants"), which is in the personnel placement business, entered into an agreement with United Consulting Group, Inc. in which United Consulting agreed to pay Sales Consultants a finder's fee for placing an employee with United Consulting. United Consulting agreed to pay a finder's fee in the amount of 30% of the new employee's base salary. Shortly thereafter, a dispute arose regarding the amount of the new employee's base salary. United Consulting claims that the base salary was $8,000 because the new employee was offered $4,000 per month for only two months plus commissions. Sales Consultants claims that the new employee's base salary is calculated by multiplying $4,000 (the first two month's base salary) by 12 months and arrives at a base salary of $48,000. Consequently, the finder's fee was not paid. This suit was an uninsured claim in the amount of approximately $5,000. United Consulting filed an Answer on August 30, 1999 denying Sales Consultants' claims and also filed a Counterclaim for Declaratory Judgement on October 21, 1999. We are vigorously contesting the claims by Sales Consultants on the basis that they are without merit.

      Item  2. CHANGES IN SECURITIES

The following sales of unregistered securities occurred during the quarter ended September 30, 2000, in private transactions in which the Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1993, as amended:

[list securities issued on reliance of exemption, e.g., shares issued for services and for acquisition. You need to include the information required by item 701 of Regulation SB.]

      Item  3. DEFAULTS UPON SENIOR SECURITIES - None

      Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

      Item  5. OTHER INFORMATION

      Item  6. EXHIBITS AND REPORTS ON FORM 8-K

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

      No current filings at this time.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CLEARWORKS.NET, INC.
                                                    (Registrant)

                                                    S/S Michael T. McClere
November 17, 2000                                   Michael T. McClere
                                                    Chief Financial Officer
                                                    (duly authorized officer)
                                       24